Form 10QSB
period 1995-09-30
MIDCOAST ENERGY RESOURCES INC
filed 1995-11-15
CIK 276327

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


                                    FORM 10-QSB


[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
       Exchange

     Act of 1934 for the Quarterly Period Ended September 30, 1995

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                              Commission file number 0-8898


                              Midcoast Energy Resources, Inc.

                    (Exact Name of Registrant as Specified in Its Charter)


                                 Nevada          76-0378638

   (State or Other Jurisdiction of     I.R.S. Employer Incorporation or
        Organization)                           Identification No.)

              1100 Louisiana, Suite 3030
                    Houston, Texas                             77002
          (Address of Principal Executive Offices)           (Zip Code)


       Registrant's telephone number, including area code: (713) 650-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


On September 30, 1995, there were outstanding 328,057 shares of the Company's common stock, par value $.01 per share.

     Transitional Small Business Disclosure Format.  Yes      No  X







                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                      Quarterly Report on Form 10-QSB for the
                          Quarter Ended September 30, 1995


                                                                     Page
                                                                     Number
PART I.  FINANCIAL INFORMATION

         Item 1.  Unaudited Financial Statements

     Consolidated Balance Sheet as of September 30, 1995
     and December 31, 1994                                            3

     Consolidated Statements of Operations for the nine months
      ended September 30, 1995 and September 30, 1994                 4

     Consolidated Statements of Stockholders' Equity for
      the nine months ended September 30, 1995                        5

     Consolidated Statements of Cash Flows for the nine months
       ended September 30, 1995 and September 30, 1994                6

     Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of
         Results of Operations                                        9

PART II.  OTHER INFORMATION                                          11

SIGNATURE                                                            12












                     MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)
                             ASSETS                                September 30,     December 31,
                                                                       1995              1994
                                                                  ---------------   ---------------
CURRENT ASSETS:
 Cash and cash equivalents                                       $       251,168   $        65,921
 Accounts receivable, no allowance for doubtful accounts               1,619,083         1,996,087
 Investment held for resale (Note 3)                                   1,900,510              -
                                                                  ---------------   ---------------
      Total current assets                                             3,770,761         2,062,008
                                                                  ---------------   ---------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Natural gas transmission facilities                                   7,539,173         3,990,406
 Investment in transmission facilities                                 1,284,609         1,284,609
 Oil and gas properties, using the full cost method of accounting        281,639            69,499
 Other property and equipment                                             85,369            84,679
                                                                  ---------------   ---------------
                                                                       9,190,790         5,429,193

ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION                    (676,019)         (434,777)
                                                                  ---------------   ---------------
                                                                       8,514,771         4,994,416

DEFERRED CONTRACT COSTS AND OTHER ASSETS, net of amortization            171,161           215,906
                                                                  ---------------   ---------------
      Total assets                                               $    12,456,693   $     7,272,330
                                                                  ---------------   ---------------

               LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                        $     2,036,796   $     1,943,145
 Current portion of deferred income                                       83,000            83,000
 Short-term borrowing from bank                                          730,000           210,000
 Current portion of long-term debt payable to banks                      930,806           930,692
 Notes payable (Note 4)                                                3,200,000              -
                                                                  ---------------   ---------------
      Total current liabilities                                        6,980,602         3,166,837
                                                                  ---------------   ---------------

LONG-TERM DEBT PAYABLE TO:
 Bank                                                                    816,945         1,505,771
 Shareholders and affiliates                                           2,321,272           275,000
                                                                  ---------------   ---------------
      Total long-term debt                                             3,138,217         1,780,771
                                                                  ---------------   ---------------

DEFERRED INCOME                                                          255,917           318,167

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
 5% cumulative preferred stock, $1 par value, 1 million
  shares authorized, 200,000 shares issued and outstanding
  with a liquidation preference of $1,183,665                            200,000           200,000
 Common stock, $.01 par value, 6 million shares authorized,
  328,057 and 314,357 shares issued and outstanding at
  September 30, 1995 and December 31, 1994, respectively                   3,281             3,144
 Paid-in capital                                                      18,833,057        18,751,131
 Retained deficit                                                    (16,805,421)      (16,909,320)
 Unearned compensation                                                  (148,960)          (38,400)
                                                                  ---------------   ---------------
      Total stockholders' equity                                       2,081,957         2,006,555
                                                                  ---------------   ---------------
      Total liabilities and stockholders' equity                 $    12,456,693   $     7,272,330
                                                                  ---------------   ---------------

      The accompanying notes are an integral part of these consolidated financial statements.


                  MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                   For The Nine Months Ended
                                                ---------------------------------
                                                 September 30,     September 30,
                                                     1995              1994
                                                ---------------   ---------------

OPERATING REVENUES:
 Sale of natural gas and transportation fees   $     8,217,478   $    11,703,070
 Oil and gas revenue                                    31,324             5,544
                                                ---------------   ---------------
      Total operating revenues                       8,248,802        11,708,614
                                                ---------------   ---------------

OPERATING EXPENSES:
 Cost of natural gas and transportation charges      6,995,382        10,729,595
 Production of oil and gas                               3,447             2,367
 Depreciation, depletion, and amortization             289,459           184,106
 General and administrative                            565,571           620,076
                                                ---------------   ---------------
      Total operating expenses                       7,853,859        11,536,144
                                                ---------------   ---------------

      Operating income                                 394,943           172,470

NON-OPERATING ITEMS:
 Interest expense                                     (227,636)         (121,715)
 Other income(expense), net                            (19,143)           15,436
                                                ---------------   ---------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
 EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE            148,164            66,191

PROVISION FOR INCOME TAXES                                -                 -

CUMULATIVE EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE                                     -             (120,936)
                                                ---------------   ---------------
      Net income (loss)                                148,164           (54,745)

5% CUMULATIVE PREFERRED STOCK DIVIDENDS                (44,265)          (44,265)
                                                ---------------   ---------------
NET INCOME (LOSS) APPLICABLE TO
COMMON SHAREHOLDERS                            $       103,899   $       (99,010)
                                                ---------------   ---------------

NET INCOME (LOSS) PER COMMON SHARE:
 OPERATIONS                                    $          0.32   $          0.07
 CHANGE IN ACCOUNTING PRINCIPLE                           0.00             (0.39)
                                                ---------------   ---------------
                                               $          0.32   $         (0.32)
                                                ---------------   ---------------

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                    320,854           306,257


The accompanying notes are an integral part of these consolidated financial statements.



                                                   MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                    (Unaudited)


                                         5% Cumulative                                                          Total
                                           Preferred     Common        Paid-in     Retained       Unearned    Stockholders'
                                             Stock        Stock        Capital      Deficit     Compensation    Equity
                                         -------------  ----------  -----------  -------------  ------------  -------------
BALANCE, December 31, 1994                  200,000        3,144     18,751,131  (16,909,320)    (38,400)     2,006,555

Issuance of 13,000 shares which are
subject to a four year vesting schedule
in connection with an employment agreement       -           130         77,870         -       (110,560)       (32,560)

Issuance of 700 shares in connection with
employee stock bonuses                           -             7          4,056         -            -            4,063

Net income                                       -            -              -        148,164        -          148,164

5% cumulative preferred stock dividends          -            -              -        (44,265)       -          (44,265)
                                         -------------  ----------  -----------  -------------   ----------   -----------

BALANCE, September 30, 1995                 200,000        3,281     18,833,057   (16,805,421)   (148,960)     2,081,957
                                         -------------  ----------  -----------  -------------   ----------   -----------



The accompanying notes are an integral part of these consolidated financial statements.

                      MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)


                                                               For The Nine Months Ended
                                                           ---------------------------------
                                                            September 30,     September 30,
                                                                1995              1994
                                                           ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) applicable to common shareholders      $       103,899   $       (99,010)
 Adjustments to arrive at net cash provided (used) in
 operating activities:
  Depreciation, depletion and amortization                        289,459           184,106
  Recognition of deferred income                                  (62,250)          415,000
  Issuance of common stock to employees                             4,475              -
  Cumulative effect of a change in accounting principle              -              120,936
 Changes in working capital accounts-
  Decrease in accounts receivable                                 377,004           280,431
  Increase (decrease) in accounts payable and
   accrued liabilities                                             66,698        (1,355,103)
                                                           ---------------   ---------------

     Net cash provided (used) by operating activities             779,285          (453,640)
                                                           ---------------   ---------------



CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                          (3,794,472)         (582,666)
 Investment held for resale                                    (1,873,654)             -
 Investment in transmission facilities                               -           (1,284,609)
 Other                                                             (3,472)           (6,249)
                                                           ---------------   ---------------

     Net cash used in investing activities                     (5,671,598)       (1,873,524)
                                                           ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank debt borrowings                                           3,290,000         2,940,000
 Bank debt repayments                                          (3,458,712)       (1,474,202)
 Proceeds from notes payable to
  shareholders & affiliates                                     2,046,272           316,250
 Repayments on notes payable to
  shareholders & affiliates                                          -             (316,250)
 Proceeds from notes payable                                    3,200,000              -
                                                           ---------------   ---------------

     Net cash provided by financing activities                  5,077,560         1,465,798
                                                           ---------------   ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              185,247          (861,366)
                                                           ---------------   ---------------

CASH AND CASH EQUIVALENTS, beginning of year                       65,921         1,072,396
                                                           ---------------   ---------------

CASH AND CASH EQUIVALENTS, end of year                    $       251,168   $       211,030
                                                           ---------------   ---------------


CASH PAID FOR INTEREST                                    $       202,536   $       120,436
                                                           ---------------   ---------------

CASH PAID FOR INCOME TAXES                                $          -      $         6,000
                                                           ---------------   ---------------


The accompanying notes are an integral part of these consolidated financial statements.



              MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        BASIS OF PRESENTATION

The accompanying unaudited financial information has been prepared by Midcoast Energy Resources, Inc. ("Midcoast" or "the Company") in
accordance with the instructions to Form 10-QSB.   The information
furnished reflects all adjustments, all of which were of a normal recurring nature, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the financial information be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

2.        BACKGROUND

Midcoast was formed on May 11, 1992, as a Nevada corporation and, in September 1992, became the successor to Nugget Oil Corporation
("Nugget") through a merger pursuant to the Nugget Plan of Reorganization. The merger was accounted for as a pooling of interests.

3.        INVESTMENT HELD FOR RESALE

Pursuant to a letter agreement dated June 16, 1995, the Company and an affiliate owned by an officer and director of the Company jointly acquired 100% of the outstanding capital stock of Five Flags Pipe Line Company ("Five Flags") from a non-affiliated company. Total cash consideration of $2,052,000 was paid on September 13, 1995 of which Midcoast's share was $1,872,450 for 91.25% of Five Flags capital stock and the affiliates share was $179,550 for 8.75% of Five Flags capital stock. The investment was financed by an officer and director of the Company as discussed in
Note 5. Related Party Transaction below.

The acquisition of Five Flags stock was made as an investment to be resold to another non-affiliated company pursuant to an agreement for purchase and sale of stock dated September 6, 1995.
Consummation of the transaction occurred on October 2, 1995 (see
Note 7. Subsequent Events).

4.        ACQUISITION

On September 8, 1995, Midcoast acquired 100% of the outstanding capital stock of Magnolia Pipeline Corporation, an Alabama corporation ("Magnolia"), from Williams Holdings of Delaware, Inc. ("Williams") a non-affiliated company. The acquisition was made pursuant to the Agreement for Sale and Purchase of Stock dated July 27, 1995 and had an effective date of August 1, 1995. The principal asset of Magnolia consists of approximately 109 miles of natural gas pipeline located in central Alabama.


In consideration for Magnolia's stock, Midcoast issued a $500,000 subordinated debenture ("Debenture") and a $2,700,000 nonrecourse promissory note ("Note") to Williams which are both reflected as notes payable on Midcoast's September 30, 1995 balance sheet. The Debenture accrued interest at ten percent per annum and had a final maturity of September 15, 1996 but was redeemable at the option of Midcoast. The Note was non-interest bearing and was due on October 9, 1995. However, the Debenture and the Note were paid in full on October 2, 1995 (see Note 7. Subsequent Events).

5.        RELATED PARTY TRANSACTION

The Five Flags investment discussed in Note 3 above was financed by an officer and director of the Company. A $1,872,450 promissory note was executed by the Company and called for monthly payments of interest beginning April 1, 1996 until December 31, 1996 at which time both principal and any accrued interest would be due in full. Interest accrued at the prime rate plus 2%. However, the note was repaid in full on October 2, 1995 (see Note 7. Subsequent Events).

6.        COMMITMENTS

As of September 30, 1995, the Company had an executed gas transportation contract requiring the construction of a pipeline and related facilities which, if constructed, would cost approximately $360,000. This construction obligation is subject to the Company's obtaining necessary regulatory approvals and financing. The Company expects construction of this project to begin during the fourth quarter of 1995. Financing of this project is expected to be derived from one of the Company's existing bank lenders.

7.        SUBSEQUENT EVENTS

On October 2, 1995, Midcoast and an affiliate owned by an officer and director of the Company jointly sold 100% of the capital stock of Five Flags Pipe Line Company to a non-affiliated company for cash consideration. A portion of the proceeds from the sale were used to repay the related party promissory note of $1,872,450 plus accrued interest.

On October 2, 1995, $1,200,000 was borrowed from an affiliate owned by an officer and director of the Company. These funds were used in conjunction with the remainder of the sales proceeds of Five Flags to fully retire the $500,000 Debenture and $2,700,000 Note due Williams for the acquisition of Magnolia.

On October 31, 1995, the Company entered into a new financing agreement with an existing bank lender. The new agreement provides for an initial $1,250,000 revolving line of credit with the amount of available credit being reduced by $20,833 per month and has a maturity of November 1, 1998. Interest will accrue at the banks prime rate plus 1.5%.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                             OPERATIONS

Results of Operations

Operating Revenues:

Operating revenues generated during the nine months ended September 30, 1995 totaled approximately $8.2 million dollars, or 30% lower than generated in the same 1994 period. The decrease in 1995 revenues is primarily attributable to a decline in gas marketing transactions during 1995. A decrease in gas marketing transactions in 1995 is in response to declining profit margins and a focus on servicing customer gas requirements where the Company has a fixed asset investment. Despite the decline in operating revenue, the Company's operating income increased 129% over 1994 as discussed in the Earnings section below.

Operating Expenses:

Operating expenses for the nine months ended September 30, 1995 totaled approximately $7.9 million dollars, or 34% lower than the comparable 1994 period. As explained in the preceding section, the explanation for the decrease can be attributed to reduced gas marketing transactions.

Depreciation, depletion, and amortization expense was approximately $289,000 in the first nine months of 1995, as compared to $184,000 in the first nine months of 1994. The increase in 1995 can be attributed to the acquisition of Magnolia effective August 1, 1995, the construction of two new pipelines during the fourth quarter of 1994 and the Company's investment in Alaska which has been depleted since July 1994.

General and administrative expenses incurred during the nine months ended September 30, 1995 were approximately $566,000, or 9% lower than the comparable 1994 period. The reduction of general and administrative expenses in 1995 is a result of the Company's ongoing effort to control expenses.

Interest expense totaled approximately $228,000 and $122,000 through September 30, 1995 and September 30, 1994, respectively. The Company was servicing an average of approximately $2.6 million in term debt through the first nine months of 1995 as compared to an average of $1.4 million through the first nine months of 1994. The increased debt service in 1995 is attributable to the construction of two new pipelines during the fourth quarter of 1994 and investing in the Alaskan transmission facility during the second quarter of 1994. Additionally, the interest rates on the Company's debt are adjusted for any changes to the Prime Rate, and therefore, the increase in interest rates during 1994 and 1995 adversely affected interest costs.

Earnings:

The Company recognized operating income and net income of approximately $395,000 and $104,000, respectively through September 30, 1995 as compared to operating income of $172,000 and a net loss of $99,000 for the first nine months of 1994. Despite a 57% increase in depreciation, depletion and amortization expense in 1995 and despite sales of natural gas decreasing by 30% in the first half of 1995 operating income increased by 129% over 1994. The decrease in natural gas sales did not have a significant impact on operating earnings because the decrease is related to gas marketing activities which are characterized by large dollar sales but small earnings margins. The primary factors which contributed to the increase in operating earnings in 1995 is the revenue generated by the Company's investment in Alaska and two months of revenue derived from the acquisition of Magnolia.

Net income was adversely affected by an 87% increase in interest expense in 1995 versus 1994. The principal reasons for this increase are discussed in the Operating Expenses section above.


Capital Resources and Liquidity

Through September 30, 1995, the Company generated cash flow from operations of 779,285, had cash on hand of $251,168 and had $20,000 available to the Company through its short-term credit facility with its bank lender. On October 31, 1995, the Company obtained a new $1,250,000 revolving credit facility with an existing bank lender. As a result, the debt structure of the Company as reflected in the Consolidated Balance Sheet has changed since September 30, 1995. Also, the Company is currently negotiating with a lending institution to obtain another new financing agreement.

The Company estimates that capital expenditures for the remainder of 1995 could range between $360,000 and $5,000,000 based on the status of various agreements and proposals that were in process as of September 30, 1995. At September 30, 1995, the Company was committed to make capital expenditures of $360,000 during 1995. The remaining uncommitted, but planned, 1995 capital expenditures are entirely discretionary in nature and will be made only if adequate financing is arranged.

The Company has historically arranged for project financing with various banks to fund between 75% and 90% of the construction costs of its new pipeline projects. Management of the Company believes that project financing will be available to the Company to fund at least 75% of the committed 1995 expenditures. The Company intends for the 1995 planned but uncommitted capital expenditures to be funded from sources discussed below; however, no assurances can be given that any additional financing will be available to the Company.

As growth opportunities present themselves, management has utilized and will continue to utilize investment banking firms as consultants to seek sources of additional funds through new debt or equity financing. There can be no assurance, however, that the Company's efforts to raise additional capital or obtain new financing will be successful.

Certain of the officers and shareholders have provided financing to the Company in the past and during the third quarter financed the Company's investment in Five Flags and in October partially financed the acquisition of Magnolia. Based on this experience, it is management's opinion that additional loans may be available from certain shareholders if additional capital cannot be arranged from other sources.

The Company believes that it will be able to meet its obligations as they become due during 1995 and 1996 from cash generated from operations, existing lines of credit, additional project loans to be arranged or from the other sources discussed above.

PART II. OTHER INFORMATION

ITEM 6.                Exhibits and Reports on Form 8-K

          a.   Exhibits

          Exhibit 27.   Financial Data Schedule

          b.   Reports on Form 8-K

          A report on Form 8-K was filed during the quarter covered by this report. Such report was filed on September 22, 1995 and reported the purchase acquisition of the stock of Magnolia Pipeline Corporation from Williams Holdings of Delaware, Inc.

                                Signature



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MIDCOAST ENERGY RESOURCES, INC.
(Registrant)



BY: /s/ Dan C. Tutcher

    Dan C. Tutcher
    Chairman of the Board
    Chief Executive Officer
    and President


Date:  November 14, 1995