Form 10KSB40
period 1995-12-31
MIDCOAST ENERGY RESOURCES INC
filed 1996-03-28
CIK 276327

_________________________________________________________________

                      U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-KSB
                                 (Mark One)

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                 For the fiscal year ended December 31, 1995
                                    OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
  For the transition period from . . . . . . .  to . . . . . . . .

                     Commission File Number:  0-8898
                    MIDCOAST  ENERGY  RESOURCES,  INC.
              (Name of small business issuer in its charter)

               Nevada                                76-0378638
   (State or other jurisdiction  of               (I.R.S.Employer
    incorporation  or organization)             Identification No.)

      1100 Louisiana, Suite 2950
          Houston, Texas                               77002
 (Address of principal executive offices)            (Zip Code)

                 Issuer's telephone number: (713) 650-8900

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
               Common Stock, Par Value $.01 Per Share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No ____ Check if there
is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X
] The revenues for the fiscal year ended December 31, 1995 were $ 15,622,290 The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates of Registrant as of March 28, 1996 was approximately $286,584. For the purposes of the determination of the above stated amount only, all directors and executive officers of the Registrant are presumed to be affiliates. Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by
a court. Yes   X    No ____
The number of shares of Common Stock, par value $.01 per share, outstanding as of March 28, 1996 was 328,557.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be filed with the Commission on or before April 30, 1995, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.
__________________________________________________________________







                            TABLE CONTENTS

                               Part I

Item  1.  Business
Item  2.  Properties
Item  3.  Legal Proceedings
Item  4.  Submission of Matters to a
           Vote of Security Holders



                              Part II

Item  5.  Market for Registrant's Common Equity
           and Related Stockholder Matters

Item  6.  Management's Discussion and Analysis of
           Results of Operations
Item  7.  Financial Statements

Item  8.  Changes In and Disagreements With
           Accountants on Accounting and
           Financial Disclosure



                             Part III

Item  9.  Directors, Executive Officers, Promoters
           and Control Persons

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial
           Owners and Management

Item 12.  Certain Relationships and Related
           Transactions



                             Part IV

Item 13.  Exhibits and Reports on Form 8-K .





                                 PART I

ITEM 1. BUSINESS

General

Midcoast Energy Resources, Inc., its subsidiaries and affiliate companies (referred to collectively as the "Company" or "Midcoast") is primarily engaged in the construction, acquisition, and operation of pipelines for the end-use, transmission, and gathering of natural gas, and crude oil. Twenty-one intrastate pipeline systems are owned or operated by the Company in Alabama, Alaska, Kansas, Louisiana, New York, Oklahoma, and Texas. Natural gas marketing operations and oil and gas production supplement the Companys pipeline business.

The Company became a corporation subject to the Securities and Exchange Act of 1934, as amended, as a result of its merger with a publicly-held shell corporation, Nugget Oil Corporation (Nugget), that had previously filed for protection under federal bankruptcy laws. The Company was formed on May 11, 1992, as a Nevada corporation and in September 1992, became the successor to Nugget through a merger pursuant to the Nugget Plan of Reorganization (the Plan or the Nugget Plan) as approved by the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division. The Nugget Plan included the contribution of a joint venture's assets to the Company by the owners of the venture. These assets represented substantially all of the Company's assets upon completion of the merger.

The Company leases its principal executive offices at Suite 2950, 1100 Louisiana Street, Houston, Texas 77002, and its telephone number is (713) 650-8900.

                 NATURAL GAS TRANSMISSION AND DISTRIBUTION

General: As of December 31, 1995, the Company owned an interest in or operated twenty one intrastate pipeline systems in Alabama, Alaska, Kansas, Louisiana, New York, Oklahoma, and Texas. These systems consist of approximately 162.3 miles of pipeline.

End-Use: The majority of the Company's revenue is derived from contracting with industrial end-users or electrical generating facilities to provide natural gas transportation services to their facilities through interconnect or by-pass gas pipelines constructed by the Company. End-use pipelines provide the Company's customers with a natural gas supply as an alternative to their current energy source, which are usually local distribution companies (LDCs). Frequently, the Company is able to offer its end-use customers rates lower than the customer's LDC. The Company's contracts with end-user customers typically provide for the payment of a transportation fee by the customer based on the volume of gas transported through the Company's pipeline. The Company also offers its end-use customers gas marketing services enabling them to purchase their gas supply from the Company but without any obligation to do so. The Company strives to structure the terms and transportation fees for its end-use systems in such a way as to provide an acceptable rate of return regardless of any gas marketing revenues. Twelve of the Company's systems are end-use pipelines.

Transmission: The Company's transmission pipelines primarily receive and deliver natural gas to and from other pipelines, but may also involve some gathering functions. In September 1995, the Company significantly expanded its gas transmission pipeline activities by acquiring Magnolia Pipeline Corporation ("Magnolia") from a subsidiary of The Williams Company, Inc., the principal asset of which was the Magnolia System, an approximately 109 mile natural gas transmission line and compressor station located in central Alabama. The Company owns two transmission lines.

Gathering. The Company's gas gathering systems typically consist of a network of small diameter pipelines which collect gas or crude oil from points near producing wells and transport it to larger pipelines for further transmission. Gathering systems may include meters, separators, dehydration facilities, and other treating equipment owned by the Company or others. The Company derives revenues from gas gathering systems by transporting gas or crude oil owned by others through its pipelines for a transportation fee, by purchasing gas and utilizing its pipelines to transport the gas to a customer in another location where the gas is resold or, in certain instances, by purchasing gas and arranging for the delivery and resale of an equivalent quantity of gas to a customer not directly served by the Company's pipelines. Transactions with customers not directly served by the Company's pipelines are typically accomplished by entering into agreements whereby the Company exchanges gas in its pipelines for gas in the pipelines of other transmission companies. The Company currently owns an interest in or operates seven gas gathering systems.

Pipeline Acquisition and Disposition

In 1994 and 1995 the Company acquired ownership of, or interests in, four pipelines, three of which were gathering systems and one of which was a transmission line. The Company remains actively engaged in seeking pipeline acquisitions. The Company plans to evaluate investments in pipelines which involve not only natural gas, but also liquefied petroleum gas, as well as both hydrocarbon and non-hydrocarbon finished products, such as nitrogen. Management believes that more acquisition opportunities will become available as major pipeline companies divest systems due to regulatory considerations or need to spin-off smaller non-strategic systems acquired in connection with larger acquisitions.

The Company's ability to consummate future acquisitions will depend on the Company's availability of sufficient capital resources at the time of the acquisition, to finance the purchase, and to make any capital improvements and repairs to the system. New pipeline acquisitions (and newly constructed systems) may be expected to require additional cash to fund temporary negative cash flow resulting from the initial operations of the system and the costs of capital expended for the newly acquired or constructed system. Additional cash requirements stemming from the Company's acquisition and construction activities will likely require a significant amount of the Company's available sources of capital and liquidity.

Magnolia Acquisition: Effective September 8, 1995, the Company acquired one hundred-percent (100% ) of the outstanding capital stock of Magnolia Pipeline Corporation, an Alabama corporation whose principal asset consists of approximately 109 miles of 6 inch to 24 inch gas pipelines and an approximately 4000 horsepower compressor station, located in central Alabama. Magnolia was purchased from a subsidiary of The Williams Companies, Inc. for cash consideration of $3,200,000. The Magnolia system is primarily a transmission pipeline with interconnections to one major interstate pipeline and one major intrastate pipeline. The system also includes some gathering lines which connect coal-seam gas production in the Black Warrior Basin with the Magnolia system. There is the potential for several interconnections to other pipelines in the area which could greatly enhance Magnolia's revenues and which will be pursued by the Company. See Management Certain Transactions for information relating to the financing of the Magnolia acquisition. See also "Properties."

Five Flags Acquisition and Disposition: In September 1995, the Company and Rainbow Investments Company ("Rainbow"), an affiliate owned by an officer and director of the Company, jointly acquired one-hundred percent (100%) of the outstanding capital stock of Five Flags Pipe Line Company ("Five Flags") from Five Flags Holding Company. Total cash consideration of $2,052,000 was paid to Five Flags Holding Company, of which the Company's share was $1,872,450 for 91.25% of Five Flags capital stock. In October 1995, the Company and Rainbow jointly sold one-hundred percent (100%) of the capital stock of Five Flags to an unaffiliated third party for cash consideration of $4,664,865. After retiring the purchase money note, the net proceeds to the Company from the sale of Five Flags was $2,183,226.

Construction of New Pipelines

In 1994 and 1995, the Company was involved in the construction of three pipelines, two of which were end-use systems and one of which was a gathering system. The Company remains actively engaged in seeking situations warranting construction of new end-use and gathering systems. Entering into new construction projects is no different than the search for new acquisitions, both endeavors depend on the Company's availability of capital resources at the time the opportunity arises. Hence, any significant construction activities will likely limit the Company's capital resources that may be made available for other uses at the time the construction project is underway.

Gas Marketing

The Company markets natural gas on the spot market to end-users, LDCs and other marketers. Generally, gas is purchased under contracts that contain terms allowing prices to be determined by prevailing market conditions. Concurrently, the Company resells the gas at higher prices under sales contracts which are compatible as to term, price escalation, renegotiation and other material matters. The Company earns a margin equal to the difference between the gas purchase price it pays and the sales price it receives. Gas marketing is characterized by a high degree of competition and narrow margins. These market conditions may hinder the Company's ability to continue to expand this portion of its business.

Oil and Gas Properties

The Company owns minor interests in a number of non-operated working interests in producing and non-producing oil and gas properties. For the year ended December 31, 1995, revenues from the Company's oil and gas properties were less than one-percent (1%) of its total revenues and at the same date the Company's oil and gas properties represented less than three percent (3%) of its total assets. The Company owns interests in 3,605 gross acres of oil and gas leases on which are located 13 producing wells. In 1995, the Company acquired a twenty-three percent (23%) working interest in two leases together covering approximately 1,700 gross acres in Starr County, Texas on which are located seven (7) active and two (2) shut-in wells previously owned by Exxon. The Company anticipates that the operator of the property may recommend further developmental drilling on the leases, although the extent, timing and cost to the Company of any such operations is presently unknown. Although not currently expected to become a major line of business for the Company, management expects that acquisition and ownership of non-operated oil and gas interests will remain a facet of the Company's business for the foreseeable future.

Markets and Major Customers

The natural gas industry has undergone major transformations, which have included significant changes in government regulation. As a consequence, the industry has experienced a marked increase in competition and volatility in natural gas prices. The result has been an increase in gas sold directly to end-users by producers and other nontraditional suppliers, and an increasing reluctance of end-users to enter into long-term contracts. Consumers have shown an increased willingness to switch fuels between gas and oil in response to their relative price fluctuations, and there is a growing use of gas purchase contracts that require price adjustments in response to market conditions.

The Company's single largest customer is a Fortune 500 natural gas liquids pipeline company. The Company furnishes natural gas, for fuel to ten turbine pump stations, and a main fractionation facility of that customer. During the year ended December 31, 1995 the Company derived over ten percent (10%) of its revenues from Mid-America Pipeline Company and Westlake Petrochemicals Corporation which accounted for forty percent (40%) and fourteen percent (14%) of the Company's revenues, respectively.

Gas Supply

The Company has historically purchased substantially all of its gas from unaffiliated third parties. These purchase contracts may be affected by factors beyond both the Company's and the gas suppliers' control such as capacity restraints, temporary regional supply shortages, and with regard to its gathering systems, other parties having control over the drilling of new wells, inability of wells to deliver gas at required pipeline quality and pressure, and depletion of reserves.

In conjunction with the construction and acquisition of its gathering systems, evaluations were made of well and reservoir data furnished by producers to determine the availability of gas for the systems. Based on those evaluations, the Company's management determined that independent evaluations of reserves dedicated to its systems were unnecessary, and such evaluations were not obtained. Accordingly, the Company does not have estimates of total reserves dedicated to its systems or the rates at which such reserves are declining.

The gas transmission operations of the Company are dependent upon continuing supplies of gas. The volumes of gas being supplied to the Company's gathering systems from existing wells can be expected to decline in the future as gas fields are depleted. Additional gas supplies will be needed to maintain or increase the gas being transported through some of the Company's systems. The availability of additional gas supplies is generally uncertain, principally as a result of increasing demand for gas, the effect of existing and future governmental regulations on future exploration for gas, and the amounts of natural gas transported in interstate and intrastate commerce. There can be no assurance that additional gas supplies will become available in areas serviced by the Company's systems or that the Company will be able to obtain such gas upon favorable terms.

Competition

The gas transmission, gathering and marketing industries are highly competitive. In marketing gas, the Company has numerous competitors, including marketing affiliates of interstate pipelines, the major integrated oil companies, and local and national gas gatherers, brokers and marketers of widely varying sizes, financial resources and experience. Local utilities and distributors of gas are, in some cases, engaged directly, and through affiliates, in marketing activities that compete with the Company.

The Company competes against other companies in the transmission, gathering and marketing businesses for supplies of gas and for sales customers. Competition for gas supplies is primarily based on efficiency, reliability, availability of transportation and the ability to offer a competitive price for the gas.
Competition for customers is primarily based upon reliability and price of deliverable gas. For customers that have the capability of using alternative fuels, such as oil and coal, the Company also competes against companies capable of providing these alternative fuels at a competitive price.

Government Regulation

Various aspects of the transportation, sale and marketing of natural gas are subject to or affected by extensive federal regulation under the Natural Gas Act (NGA), the Natural Gas Policy Act of 1978 (NGPA), the Natural Gas Wellhead Decontrol Act of 1989 (Decontrol Act) and regulations promulgated by the FERC.

Natural Gas Transmission Industry: Historically, interstate pipeline companies acted as wholesale merchants by purchasing natural gas from producers, transporting that natural gas from the fields to their markets, and reselling the natural gas to local distribution companies and large end-users. Prior to the enactment of the NGPA in 1978 and the Decontrol Act of 1989, all sales of natural gas for resale in interstate commerce, including sales by producers, were subject to the rates and service jurisdiction of the FERC under the NGA and NGPA. However, as a result of the NGPA and the Decontrol Act, all so-called first sales' of natural gas were federally deregulated, thus allowing all types of non-pipeline and non-local distribution sellers to market their natural gas free from federal controls. Moreover, pursuant to Section 311 of the NGPA, the FERC promulgated regulations by which wholly-intrastate natural gas pipeline companies could engage in interstate transactions without becoming subject to the FERC's full rates and service jurisdiction under the NGA. At the same time, however, the FERC has retained its traditional jurisdiction over the activities of interstate pipelines. Thus, under the NGA and NGPA, the transportation and sale of natural gas by interstate pipeline companies have been subject to extensive regulation, and the construction of new facilities, the extension of existing facilities and the commencement and cessation of sales or transportation services by pipeline companies generally have required prior FERC authorization.

Commencing in 1985, the FERC adopted regulatory changes that have significantly altered the transportation, sale and marketing of natural gas. These changes were intended to foster competition in the natural gas industry by, among other things, transforming the role of the interstate pipeline companies from wholesale marketers of natural gas to primarily natural gas transporters, and mandating that interstate pipeline companies provide open and nondiscriminatory transportation services to all producers, distributors, marketers and other shippers that seek such services (so-called "open access" requirements). As an incentive to cause the interstate pipeline companies to revamp their services, the FERC also sought to expedite the certification process for new services, facilities and operations of those pipeline companies providing "open access" services. Throughout the early years of this process, the FERC's actions in these areas were subject to extensive judicial review and generated significant industry comment and proposals for modification to existing regulations.

In April 1992, the FERC issued its latest and most comprehensive restructuring ruling, Order No. 636, a complex regulation that has had a major impact on natural gas pipeline operations, services and rates. Among other things, Order No. 636 generally required each interstate pipeline company to unbundle its traditional wholesale services and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services and firm and interruptible transportation services) and to adopt a new rate making methodology to determine appropriate rates for those services.
To the extent the pipeline company or its sales affiliate makes natural gas sales as a merchant in the future, it will do so pursuant to a blanket sales certificate that puts those entities in direct competition with all other sellers pursuant to private contracts; however, pipeline companies were not required by Order 636 to remain merchants of natural gas, and several of the interstate pipeline companies have elected to become transporters only. The FERC required that each pipeline company develop the specific terms of service in individual restructuring proceedings by means of a compliance filing that set forth the pipeline company's new, detailed procedures. In subsequent orders, the FERC largely affirmed the significant features of Order 636 and denied requests for stay of the implementation of the new rules pending judicial review. Order 636, as well as the FERC orders approving the individual pipeline restructuring proceedings, are the subject of numerous appeals to the United States Courts of Appeals. The outcome of such proceedings and the ultimate impact that they may have on the Company's business is uncertain.

Regulation of the Company's Facilities: The Company's operations can be affected significantly by government regulation. Its pipeline systems are regulated by federal, state and local regulatory agencies. These regulations are extremely complex and subject to changing administrative interpretations. The Company's pipeline operations are subject to regulation by the FERC which is an independent commission within the Department of Energy that has authority over the transportation and marketing of various categories of natural gas sold in interstate commerce. The production and sale of oil and gas is subject to federal and state governmental regulations including the imposition of excise taxes, the prevention of waste, pollution controls and maximum daily production allowables for oil and gas wells.

The Company's operations are further subject to regulation by various agencies of the states in which the Company operates. State regulatory requirements and policies vary from state to state. The regulatory requirements of Texas, Kansas, Louisiana, New York and Alabama have the greatest impact on the Company due to the concentration of the Company's operations in those states.

The Company's operations in Texas are subject to the Texas Gas Utility Regulatory Act, as implemented by the Texas Railroad Commission. Generally, the Texas Railroad Commission is vested with authority to ensure that rates charged for natural gas sales and transportation services are just and reasonable. The Company must make filings with the Texas Railroad Commission for all new and increased rates.

The Company's operations in Kansas are subject to the jurisdiction of the Kansas Corporation Commission (the "KCC") with regard to pipeline safety standards and certification procedures. The KCC has granted the Company Certificates of Public Convenience and Necessity for its pipelines in Kansas.

The State of Louisiana Office of Conservation, Pipeline Division has safety and certification jurisdiction over the Company's operations in Louisiana. The Company was granted Certificates of Transportation, to Interconnect, and to Construct and Operate its system in Louisiana.

The State of New York Public Service Commission has safety and certification jurisdiction over the Company's New York operations and has granted a Certificate of Public Necessity and Convenience for the Albany system.

The Company's systems in Alabama are subject to the jurisdiction of the Federal Energy Regulatory Commission with respect to the transportation rates under Section 311 (a)(2) of the Natural Gas Act. These pipelines are audited on a yearly basis from a safety standpoint by The Alabama Public Service Commission-Pipeline Safety Section.

Environmental and Safety Matters: The Company's activities in connection with the operation and construction of pipelines and other facilities for transporting, processing, treating or storing natural gas and other products are subject to environmental and safety regulation by numerous federal and state authorities. This can include ongoing oversight regulation as well as construction or other permits and clearances which must be granted in connection with new projects or expansions. On the federal level, these agencies can include the Environmental Protection Agency, the Occupational Safety and Health Administration, the U. S. Army Corp of Engineers, the U. S. Fish and Wildlife Service and others. State regulatory agencies or boards can include various air and water quality control boards, historical and cultural resources offices, fish and game services and others. These regulations can increase the cost of planning, designing, initial installation and the operations of such facilities. All of these regulations carry a variety of civil and criminal enforcement measures including monetary penalties, assessment and remediation requirements and injunctions as to future compliance.

Employees

As of December 31, 1995, the Company had 9 full time employees. The Company is not party to any collective bargaining agreements. There have been no significant labor disputes in the past and the Company considers its relations with employees to be excellent.

ITEM 2. PROPERTIES

As of December 31, 1995, the Company owns an interest in or operates twenty-one (21) intrastate end-use pipelines, gathering systems and gas transmission systems situated in the states of Alabama, Alaska, Kansas, Louisiana, New York, Oklahoma, and Texas. Certain information concerning the Company's pipelines is summarized in the table below:

                                                                Average       Daily      Percentage
                                                                 Daily        Volume    Ownership or
                  Date of Acq.                        Length    Volume (1)   Capacity   Interest in
Pipeline System  or Initial Op.   Location           in Miles   (MMBtu/d)    (MMBtu/d)     System
End-Use:
   Burnet............Dec. 1989    Burnet Co., TX       1.5          481       2,000         100%
   Conway............Dec. 1989    Butler Co., KS       (5)        8,134      14,000         100%
   OCPL..............July 1991    Wyandotte, KS        1.0        2,377       5,500         100%

   Turkey Creek......Dec. 1991    Fort Bend Co., TX   16.0          852       2,000         100%
   Cat Springs.......Dec. 1991    Austin Co., TX       1.6           63       2,000         100%
   Stratton Ridge....Feb. 1992    Brazoria Co., TX     2.0          125       2,000         100%
   Clemens Dome......Feb. 1992    Brazoria Co., TX     (5)          108       2,000         100%
   Tuscaloosa.......Sept. 1992    Tuscaloosa, AL       3.0         (2)        2,000         100%
   Augusta...........July 1993    Butler Co., KS       0.5          212       5,000         100%
   Lake Charles......Nov. 1993    Calcasieu Parish,LA  1.3        2,649      50,000         100%
   Quindaro..........Nov. 1994    Wyandotte Co., KS    3.0          611      60,000         100%
   Albany............Dec. 1994    Albany Co., NY       0.5        1,243       3,000         100%


Transmission:
   H&W...............Oct. 1993    Escambia Co., AL       9       Inactive    15,000         100%
   Magnolia.........Sept. 1995    Central AL           109       16,882     120,000         100%

Gathering:
   Tasco Cavasos.....July 1991    Willacy Co., TX      1.6       Inactive     2,000          50%
   Sinton............July 1992    San Patricio Co.,TX  2.8       Inactive     2,000         100%
   Fitzsimmons......April 1993    Duval Co., TX        (5)          145       2,000         100%
   Cook Inlet Gas....July 1994    Cook Inlet, AK       2.7       Inactive    15,000         (4)
   Cook Inlet Oil....July 1994    Cook Inlet, AK       2.7        2,515(3)   20,000(3)      (4)
   Zmeskal...........June 1994    Victoria Co., TX     (5)          167       2,000         100%
   Foss............. Dec. 1994    Custer Co., OK       4.1          444       5,000         100%

(1) All volume and capacity information is approximate. Average daily volumes are based on total volumes during the year ended December 31, 1995, except for Magnolia which is based on total volumes transported for the period August 1995 through December 31, 1995.
(2)Construction suspended pending the outcome of litigation. See Legal Proceedings.
(3) Volume is reflected in barrels of oil production per day.
(4) The Company receives throughput charges from these systems but does not own title to the pipeline.
(5) This system is less than a quarter-mile in length.

The Burnet System supplies an LPG mainline pump station in Burnet County, Texas with one-hundred percent (100%) of their gas requirements through a 1.5 mile 3 inch pipeline system containing two measuring stations and pressure regulating equipment. The pipeline connects the pump station to Lone Star Gas Company's intrastate pipeline. The system was constructed by the Company and placed in service during December 1989. The customer has also frequently purchased its gas supply from the Company since the inception of the contract. During 1995, average daily gas usage at the pump station has been approximately 481 MMBtu/d, all of which is supplied through the Burnet System which has a capacity of 2,000 MMBtu/d.

The Conway System supplies a LPG Fractionation facility in Butler County, Kansas with one-hundred percent (100%) of their gas requirements through a 4 inch pipeline from an interconnection with Williams Natural Gas Company's interstate pipeline. The system began service during December 1989 and provides gas supply to the facility. In August 1993, the Conway system also began serving an Isomerization unit on a month to month basis and cumulative daily volumes for the Conway System averaged approximately 8,134 MMBtu/d for 1995.

The OCPL System supplies an industrial plant in Wyandotte County, Kansas with one-hundred percent (100%) of their gas requirements through a 1 mile 6 inch pipeline system connected to Williams Natural Gas Company's interstate pipeline. The system was constructed by the Company and placed in service during July 1991. During 1995, average daily gas usage at the plant has been approximately 2,377 MMBtu/d, all of which is supplied through the OCPL System which has a capacity of 5,500 MMBtu/d. The plant is located in an industrial park with other similar plants nearby which could be potential customers for the system.

The Turkey Creek System supplies a LPG pump station in Fort Bend County, Texas with one-hundred percent (100%) of its gas requirements through a 16 mile 6 inch and 4 inch pipeline system containing eight measuring stations and pressure regulating equipment. The Company also sells a small volume of gas through this system to a local rice farmer. Additionally, the system gathers, transports and redelivers natural gas from several producing wells to Gulf Coast Natural Gas Company's intrastate pipeline. The system was acquired by the Company and placed in service during December 1991. The customer has also frequently purchased its gas supply from the Company since the inception of the contract. During 1995, average cumulative daily volumes have averaged approximately 852 MMBtu/d for the Turkey Creek System which has a capacity of 2,000 MMBtu/d.

The Cat Springs System supplies a LPG mainline pump station in Austin County, Texas with one-hundred percent (100%) of their gas requirements through a 1.6 mile 2 inch pipeline system containing two measuring stations and pressure regulating equipment. The pipeline connects the pump station to Tennessee Gas Pipeline Company's interstate pipeline. The system was constructed by the Company and placed in service during December 1991. The customer has also frequently purchased its gas supply from the Company since the inception of the contract. During 1995, average daily gas usage at the pump station has been approximately 63 MMBtu/d, all of which is supplied through the Cat Springs System which has a capacity of 2,000 MMBtu/d.

The Stratton Ridge System supplies a LPG mainline pump station in Brazoria County, Texas with one-hundred percent (100%) of its gas requirements through a 2 mile 2 inch pipeline system containing a measuring station and pressure regulating equipment. The pipeline connects the pump station to Amoco Gas Company's pipeline. The system was constructed by the Company and placed in service during February 1992. The customer has also frequently purchased its gas supply from the Company since the inception of the contract. During 1995, average daily gas usage at the pump station has been approximately 125 MMBtu/d, all of which is supplied through the Stratton Ridge System which has a capacity of 2,000 MMBtu/d.

The Clemens Dome System supplies a LPG mainline pump station in Brazoria County, Texas with one-hundred percent (100%) of its gas requirements through a 3 inch pipeline system containing a measuring station and pressure regulating equipment. The pipeline connects the pump station to Phillips Natural Gas Company's Seagas pipeline. The system also includes 3,000 feet of 6 inch pipeline that was deeded to Phillips Natural Gas Company as part of the construction contract. The system was constructed by the Company and placed in service during February 1992. The customer has also frequently purchased its gas supply from the Company since the inception of the contract. During 1995, average daily gas usage at the pump station has been approximately 108 MMBtu/d, all of which is supplied through the Clemens Dome System which has a capacity of 2,000 MMBtu/d.

The Tuscaloosa System is a partially completed 3 mile 2.5 inch pipeline constructed by the Company in September 1992 which connects a chemical plant in Moundsville, Alabama to the Magnolia Pipeline. The system is subject to an agreement, under which the Company plans to provide the facility plant one-hundred percent (100%) of its gas requirements. Completion of the Tuscaloosa System has been suspended and all costs were written off in 1993 pending the outcome of certain litigation brought by a competitor of the Company. See Legal Proceedings.

The Augusta System supplies the City of Augusta's #2 electric generating power plant in Butler County, Kansas with one-hundred percent (100%) of their gas requirements through a .5 mile 3 inch pipeline system connected to Williams Natural Gas Company's interstate pipeline. The system was constructed by the Company and placed in service during July 1993 and provides gas supply to the plant. During 1995, average daily gas usage at the plant has been approximately 212 MMBtu/d, all of which is supplied through the Augusta System which has a capacity of 5,000 MMBtu/d. The #2 plant is primarily used for peaking and back-up power generation utilizing gas fired reciprocating engines. The load has historically been seasonal with peak loads during the summer months.

The Lake Charles System supplies an ethylene plant in Calcasieu Parish, Louisiana with a portion of their gas requirements through a 1.3 mile 8 inch pipeline system connected to Sabine Pipeline Company's interstate pipeline. The system was constructed by the Company and placed in service during November 1993. In addition, the customer has periodically purchased a portion of its gas supply from the Company. During 1995, average daily gas delivered to the plant through the Lake Charles System has been approximately 2,649 MMBtu/d. The pipeline has a capacity of 50,000 MMBtu/d.

The Quindaro System supplies a municipal power plant ("BPU") in Wyandotte County, Kansas through a 3 mile 8 inch pipeline system connected to Williams Natural Gas Company's interstate pipeline. The system was constructed by the Company and placed in service during November 1994 and provides one-hundred percent (100%) of the plant's gas supply. During 1995, average gas usage at the plant has been approximately 611 MMBtu/d with peak consumption during the summer months, all of which is supplied through the Quindaro System which has a capacity of 60,000 MMBtu/d. The Plant is primarily coal fired with natural gas typically utilized for start-up and/or in the event of disruptions in coal-handling equipment or the supply of coal. However, as a result of the Quindaro system's ability to deliver gas at a higher pressure than the previous supplier, the plant has begun to utilize a peaking gas turbine at the facility for supplemental power generation, and also has plans to convert two oil fired turbines to natural gas which could increase the overall gas requirements for the facility.

The Albany System supplies an industrial plant in Albany County, New York through a .5 mile 3.5 inch pipeline system connected to Tennessee Gas Pipeline. The system was constructed by the Company and placed in service during December 1994 and provides gas supply to the plant. During 1995, average gas usage at the plant has been approximately 1,243 MMBtu/d, all of which is supplied through the Albany System which has a capacity of 3,000 MMBtu/d.

The H&W System in Escambia County, Alabama connects a gas sweetening plant with a liquids extraction plant through a 9 mile 6 inch pipeline. The system is currently not in use. The
Company is engaged in finding a buyer for the system as it has the potential to transport gas between the two plants, transport gas to or for a local gas utility who has a system adjacent to the east end of the pipeline, or make deliveries to an industrial end-user who has a pipeline that culminates at the west end of the pipeline system. As a result, this pipeline is classified as an asset held for resale on the balance sheet valued at the lower of cost or market ($210,447).

The Magnolia System transports gas for several customers in central Alabama through a system consisting of 75 miles of 24 inch pipeline, 20 miles of 16 inch pipeline, and 14 miles of 8 inch and 12 inch pipeline. The system also has a compressor station which has three Saturn gas turbines with C160 gas compressors, each rated at 1,340 horsepower. The system was acquired by the Company from The Williams Companies, Inc. during September 1995 with an effective date of August 1, 1995. Average daily gas volume transported for the period August 1995 to December 1995 has been approximately 16,882 MMBtu/d. The system had an original design capacity of 650,000 MMBtu/d, but based on the current compressor configuration the daily volume capacity is 120,000 MMBtu/d. and connects coal-seam gas production in the Black Warrior Basin with Transcontinental Pipeline Co.'s interstate pipeline.

The Tasco Cavasos System in Willacy County, Texas is an inactive gathering system which consists of 1.6 miles of 2 inch pipeline.
There is no book value associated with this system on the December 31, 1995 financial statements.

The Sinton System is an inactive 2.8 mile 3 inch gas gathering pipeline located in San Patricio County, Texas. The prospect for placing this line in service is uncertain, and is dependent on an increase in gas exploration in the area. This system is valued at $100 on the Company's December 31, 1995 financial statements.

The Fitzsimmons System consists of gas delivery facilities located in Duval County, Texas which connect a gas well to Valero
Energy's intrastate system. The Company purchases the gas from the producer and resells the gas to a third party.

The Cook Inlet Gas and Crude Oil Systems consists of two separate lines, a 2.7 mile 6 inch natural gas gathering pipeline and a 2.7 mile 8 inch crude oil gathering pipeline. The pipelines were placed in service during July 1994 and connect the West McArthur River Unit (WMRU) Production Facility, operated by Stewart Petroleum Company (Stewart), to a delivery point at the Unocal Oil Trading Bay Production Facility on the west side of Cook Inlet near Anchorage, Alaska. The Company does not own title to the pipeline but receives a throughput charge from Stewart for all oil and gas transported through the system for the life of the WMRU wells, subject to guaranteed minimum volumes by Stewart for the first two years the pipeline is in service. The WMRU presently contains three productive wells which have averaged 2,515 BOPD for the year ending December 31, 1995. All gas is presently utilized on site as fuel for production equipment.

The Zmeskal System consists of delivery facilities in Victoria County, Texas which connect three producing gas wells to an intrastate gathering system. During 1995 the wells have averaged production of 167 MMBtu/d which the Company purchases and resells to a third party.

The Foss System gathers gas from four Anadarko Basin gas wells in Custer County, Oklahoma through a 4.1 mile 2 and 4 inch pipeline system connected to ANR Pipeline Company's interstate pipeline. The system was acquired by the Company in December 1994. A portion of the gas is purchased and resold while the remainder is transported for a fee. The production from these wells has averaged 444 MMBtu/d in 1995.

ITEM 3.  LEGAL PROCEEDINGS

The Company owns a partially completed pipeline located in Tuscaloosa County, Alabama which is subject to a gas sales contract with a third party. On October 8, 1992, an injunction was entered by the Circuit Court of Hale County, Alabama prohibiting the completion of the pipeline pending the outcome of a complaint filed by Alabama Gas Corporation with the Alabama Public Service Commission (the APSC). Based upon this complaint the APSC has refused to grant the Company certification for this pipeline, and as a result, the Company elected to write-off its investment in the system in 1993. An appeal was filed with the Montgomery County, Alabama Circuit Court which issued a favorable ruling on the Company's behalf in August 1994. This ruling has been appealed to the Alabama Supreme Court, which is expected to issue a final ruling during 1996. If the Montgomery County Circuit Court ruling is upheld, the pipeline could be placed in service, however, the Company cannot predict the likelihood of a favorable ruling or whether it will be able to recoup its investment in the system. The Company is not a party to any other material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters during the fourth quarter of 1995 to a vote of security holders.

                          PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

There is currently no public market for the Company's common stock. The Company's common stock is not listed on any exchange, and there is no recognized market for such stock. Since less than 15% of the outstanding shares of common stock of the Company are held by nonaffiliates, the Company does not expect that a market for its common stock will develop absent significant additional issuances of common stock to non-affiliates of the Company through future offerings. However, even if the number of shares of Common Stock held by persons not affiliated with the Company is substantially increased, there nevertheless can be no assurance that a trading market for the common stock will develop.

There can be no assurance as to the liquidity of any markets that may develop for the common stock, or the price at which holders may be able to sell the common stock. Prices for the common stock will be determined in the marketplace, should a trading market develop, and may be influenced by many factors, including the depth and liquidity of the market for the common stock, investor perceptions of the Company, interest rates, the market price of the common stock and general industry and economic conditions.

As of March 1, 1996, there were approximately 292 shareholders of the Company's common stock. The Company has not paid and does not anticipate paying dividends to holders of common stock in the immediate future.

There are 1 million shares authorized and 200,000 shares outstanding of the Company's 5% cumulative preferred stock ("5% Preferred") at December 31, 1995. The 5% Preferred will pay quarterly dividends based on an annual rate of 5% of the stated liquidation value and is redeemable in whole or in part at the Company's option at a price per share based on the liquidation value ($5.91 per share). The 5% Preferred votes as a separate class with respect to any change in the preferences or other rights attributable to the 5% Preferred. Upon the failure to declare or pay quarterly dividends for two consecutive quarterly periods, the holders of the 5% Preferred also have the right to elect one director until such time as all accrued dividends have been paid.

The Company may issue the remaining authorized shares of preferred stock in one or more classes or series, with the designations, powers, preferences, and rights thereon as determined by the Board of Directors.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS

RESULTS OF OPERATIONS

Operating Revenues:

Operating revenues generated during the twelve months ended December 31, 1995 totaled approximately $15.6 million dollars as compared to $15 million dollars in 1994 which represents a 4% increase in 1995. The increase is primarily attributable to the acquisition and subsequent sale of Five Flags Pipe Line Company ("Five Flags") mitigated by a 23% decrease in sales of natural gas and transportation fees during 1995.

In September 1995, the Company and an affiliate owned by an officer and director of the Company jointly acquired 100% of the outstanding capital stock of Five Flags from a non-affiliated company. Total cash consideration of $2,052,000 was paid on September 13, 1995 of which Midcoast's share was $1,872,450 for 91.25% of Five Flags capital stock and the affiliates share was $179,550 for 8.75% of Five Flags capital stock.

The acquisition of Five Flags stock was made as an investment to be resold to another non-affiliated company pursuant to an agreement for purchase and sale of stock dated September 6, 1995. On October 2, 1995, Midcoast and the affiliate jointly sold 100% of the capital stock of Five Flags for cash consideration of which the Company's share was $4,092,850.

The decrease in sales of natural gas and transportation fees in 1995 revenues is primarily attributable to a decline in gas marketing transactions. A decrease in gas marketing transactions in 1995 is in response to declining profit margins and a focus on servicing customer gas requirements where the Company has a fixed asset investment. Despite the decline in sales of natural gas, the Company's operating income increased by $2.2 million dollars over 1994 as discussed in the Earnings section below.

Operating Expenses:

Operating expenses for the year ended December 31, 1995 totaled approximately $13.1 million dollars, or 11% lower than the comparable 1994 period. As explained in the preceding section, the primary explanation for the decrease can be attributed to reduced gas marketing transactions mitigated by the cost of purchasing and subsequently selling Five Flags.

Depreciation, depletion, and amortization expense was approximately $452,000 in 1995, as compared to $259,000 in 1994. The increase in 1995 can be attributed to the acquisition of Magnolia effective August 1, 1995, the construction of two new pipelines during the fourth quarter of 1994 and the Company's investment in Alaska which has been depreciated since July 1994.

General and administrative expenses incurred for the year ended December 31, 1995 were approximately $785,000, or 8% lower than 1994. The reduction of general and administrative expenses in 1995 is a result of the Company's ongoing effort to control expenses and effectively assimilate new business using existing resources.

Interest expense totaled approximately $339,000 and $189,000 for 1995 and 1994, respectively. The Company was servicing an average of approximately $3.3 million in debt during 1995 as compared to an average of $2.1 million in debt during 1994. The increased debt service in 1995 is attributable to the construction of two new pipelines during the second quarter of 1994, investing in the Alaskan transmission facility during the second quarter of 1994 and the acquisition of Magnolia in September 1995. Additionally, the interest rates on the Company's debt are adjusted for any changes to the Prime rate, and therefore, the increase in interest rates during 1994 and 1995 adversely affected interest costs.

Earnings:

The Company recognized operating income and net income of approximately $2,569,125 and $2,134,218, respectively, for the year ended December 31, 1995 as compared to operating income of $349,414 and a net loss of $32,394 for the year ended December 31, 1994. Despite a 74% increase in depreciation, depletion and amortization expense in 1995 and despite sales of natural gas decreasing by 23% in 1995, operating income increased by $2,219,711 over 1994. The decrease in natural gas sales did not have a significant impact on operating earning because the decrease is related to gas marketing activities which are characterized by large dollar sales but small earnings margins. The primary factors which contributed to the increase in operating earnings in 1995 is the revenue generated by the Company's investment in Alaska, five months of revenue derived from the acquisition of Magnolia and a $2,183,226 gain on the sale of Five Flags as discussed in the Operating Revenue section above. The Company anticipates that with a full years worth of operations of Magnolia the Company will again have profitable operations during 1996.

Business and Growth Strategy:

Midcoast is a company whose officers and employees are dedicated to building a strong asset-based company in the energy industry. The Company's principal growth and business strategy is to rapidly acquire or build pipelines to serve the end-use market while also continuing to pursue acquisition opportunities in transmission and gathering of natural gas, other hydrocarbons and nonhydrocarbon fluids. The Company will seek to implement its strategy by taking advantage of a number of market conditions and competitive factors, including the following, which management believes may offer significant opportunities:

(a) Natural gas users in chemical and manufacturing industries are seeking alternative suppliers to the LDCs which have been their source of natural gas for many years. While many of these users are small or local facilities, larger national companies with plants located across the United States are also seeking non-traditional gas suppliers to replace or augment their current gas supply requirements at a competitive price.

(b) Many electrical generating facilities may in the future consume greater volumes of natural gas than at present due to more stringent environmental regulations which management believes will have the effect of reducing their consumption of coal or fuel oil. New pipelines will be required to deliver the increased volumes of natural gas at greater pressures currently available from existing systems which are necessary to enable these generation facilities to utilize gas turbines.

(c) Acquisition opportunities may be presented as a result of divestitures by major pipeline companies of transmission and gathering pipelines incidentally acquired by them in connection with large acquisition transactions. These spin-off sales may result when the pipeline system does not fit the seller's overall system plans or when dictated by regulatory concerns, or for other strategic reasons. Management has demonstrated that it is well positioned to capitalize on such situations due to its relationship with other pipeline companies and its ability to react quickly when pipelines become available for purchase as demonstrated with its acquisition of Magnolia and Five Flags Pipeline Company.

(d) The Company typically designs its systems to transport greater volumes than are initially expected. As a result, the Company believes that under existing conditions, its gathering systems can quickly increase their volumes with little capital expenditure should additional production be established in these areas.

As of December 31, 1995, the Company had two executed gas transportation contracts requiring the construction of pipelines and related facilities which, if constructed, would cost approximately $420,000. These construction obligations are subject to the Company's obtaining necessary regulatory approvals and financing. The Company expects construction of these projects to begin during the second quarter of 1996. Midcoast's ability to capitalize on these and other growth opportunities will depend on the Company's availability of sufficient capital resources.

Capital Resources and Liquidity:

The Company's primary sources of capital are its cash flows from operations and borrowings from affiliates and commercial lenders. For the year ended December 31, 1995, the Company generated cash flow from operations of 2,360,864 and had $1,046,167 available to the Company through its credit facilities with commercial lenders. At December 31, 1995, the Company has three credit facilities with availability of funds.

In December 1992, the Company entered into a financing agreement which included a $400,000 line of credit. In September 1994, the line of credit was renewed and the available line raised to $750,000. The line of credit expires on June 1, 1996, however, the Company expects that it will be renewed prior to that date. Borrowings under this credit facility are collateralized by the Company's non-transportation based accounts receivable and the entire facility has been personally guaranteed by three major stockholders who are also officers of the Company. At December 31, 1995, the Company had $725,000 of available funds under this credit facility.

In October 1995, the Company entered into a new financing agreement with an existing bank lender. The new agreement provides for an initial $1,250,000 revolving line of credit with the amount of available credit being reduced by $20,833 per month beginning December 1, 1995. Upon maturity at November 1, 1998, the balance of principal plus accrued interest then remaining outstanding and unpaid is payable on full. In connection with this financing agreement, eight of the Company's pipeline systems are subject to a negative pledge to keep the pipelines free and clear of all liens and encumbrances and has been personally guaranteed by three major stockholders who are also officers of the Company. At December 31, 1995, the Company had $121,167 of available funds under this credit facility.

In December 1995, the Company entered into a new financing agreement with a bank lender. The new agreement provides for an initial $1,500,000 revolving line of credit with the amount of available credit being reduced by $17,860 per month beginning February 1, 1996. Upon maturity at January 15, 1999, the balance of principal plus accrued interest then remaining outstanding and unpaid is payable in full. In connection with this financing agreement, a $50,000 certificate of deposit and 100% of Magnolia's stock has been pledged as collateral and Magnolia's pipeline system is subject to a negative pledge to keep the pipeline free and clear of all liens and encumbrances and has been personally guaranteed by three major stockholders who are also officers of the Company. At December 31, 1995, the Company had $200,000 of available funds under this credit facility.

The Company estimates that capital expenditures for 1996 could range between $420,000 and $7,800,000 based on the status of various agreements and proposals that were in process as of December 31, 1995. At December 31, 1995, the Company was committed to make capital expenditures of $420,000 during 1996. The remaining uncommitted, but planned, 1996 capital expenditures are entirely discretionary in nature and will be made only if adequate financing is arranged.

The Company has historically arranged for project financing with various banks to fund between seventy-five percent (75%) and ninety percent (90%) of the construction or acquisition costs of its new projects. Management of the Company believes that project financing will be available to the Company to fund at least seventy-five percent (75%) of the committed 1996 expenditures. The Company intends for the 1996 planned but uncommitted capital expenditures to be funded from commercial lenders or sources discussed below, however, no assurances can be given that any additional financing will be available to the Company.

As growth opportunities present themselves, management has utilized and will continue to utilize investment banking firms as consultants to seek sources of additional funds through new debt or equity financing. There can be no assurance, however, that the Company's efforts to raise additional capital or obtain new financing will be successful.

Certain of the officers and shareholders have provided financing to the Company in the past and during the third quarter financed the Company's investment in Five Flags and in October 1995 partially financed the acquisition of Magnolia. Based on this experience, it is management's opinion that additional loans may be available from certain shareholders if additional capital cannot be arranged from other sources.

The Company believes that it will be able to meet its obligations as they become due during 1996 from cash generated from opera-tions, existing lines of credit, additional project loans to be arranged or from the other sources discussed above.


ITEM 7.  FINANCIAL STATEMENTS

                    INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Midcoast Energy Resources, Inc. and subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheets of Midcoast Energy Resources, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midcoast Energy Resources, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for transportation and exchange imbalances.




Hein + Associates LLP
Certified Public Accountants



Houston, Texas
February 12, 1996

            MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                             ASSETS                                 December 31,       December 31,
                                                                        1995               1994
                                                                   ---------------    ---------------
CURRENT ASSETS:
 Cash and cash equivalents                                       $        106,152   $         65,921
 Accounts receivable, no allowance for doubtful accounts                2,319,667          1,996,087
 Asset held for resale                                                    210,447              -
                                                                   ---------------    ---------------
      Total current assets                                              2,636,266          2,062,008
                                                                   ---------------    ---------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Natural gas transmission facilities                                    7,365,421          3,990,406
 Investment in transmission facilities                                  1,284,609          1,284,609
 Oil and gas properties, using the full cost method of accounting         302,293             69,499
 Other property and equipment                                              85,819             84,679
                                                                   ---------------    ---------------
                                                                        9,038,142          5,429,193

ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION                     (831,981)          (434,777)
                                                                   ---------------    ---------------
                                                                        8,206,161          4,994,416

DEFERRED CONTRACT COSTS AND OTHER ASSETS, net of amortization             246,081            215,906
                                                                   ---------------    ---------------
      Total assets                                               $     11,088,508   $      7,272,330
                                                                   ---------------    ---------------

               LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                        $      2,086,138   $      1,943,145
 Current portion of deferred income                                        83,000             83,000
 Short-term borrowing from bank                                            25,000            210,000
 Current portion of long-term debt payable to banks                       540,998            930,692
                                                                   ---------------    ---------------
      Total current liabilities                                         2,735,136          3,166,837
                                                                   ---------------    ---------------

LONG-TERM DEBT PAYABLE TO:
 Bank                                                                   2,926,947          1,505,771
 Shareholders and affiliates                                            1,033,822            275,000
                                                                   ---------------    ---------------
      Total long-term debt                                              3,960,769          1,780,771
                                                                   ---------------    ---------------

DEFERRED INCOME                                                           235,167            318,167

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 10):
 5% cumulative preferred stock, $1 par value, 1 million
  shares authorized, 200,000 shares issued and outstanding
  with a liquidation preference of $1,183,665                             200,000            200,000
 Common stock, $.01 par value, 6 million shares authorized,
  328,557 and 314,357 shares issued and outstanding at
  December 31, 1995 and 1994, respectively                                  3,286              3,144
 Paid-in capital                                                       18,836,052         18,751,131
 Accumulated deficit                                                  (14,775,102)       (16,909,320)
 Unearned compensation                                                   (106,800)           (38,400)
                                                                   ---------------    ---------------
      Total stockholders' equity                                        4,157,436          2,006,555
                                                                   ---------------    ---------------
      Total liabilities and stockholders' equity                 $     11,088,508   $      7,272,330
                                                                   ---------------    ---------------







      The accompanying notes are an integral part of these consolidated financial statements.


             MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For The Year Ended
                                                 ----------------------------------
                                                  December 31,       December 31,
                                                      1995               1994
                                                 ---------------    ---------------
OPERATING REVENUES:
 Sale of natural gas and transportation fees   $     11,469,394   $     14,901,222
 Sale of pipeline                                     4,092,850             60,586
 Oil and gas revenue                                     60,046              6,902
                                                 ---------------    ---------------
      Total operating revenues                       15,622,290         14,968,710
                                                 ---------------    ---------------

OPERATING EXPENSES:
 Cost of natural gas and transportation charges       9,895,793         13,459,465
 Cost of pipeline  sold                               1,909,624             48,606
 Production of oil and gas                               11,544              2,783
 Depreciation, depletion, and amortization              451,551            259,440
 General and administrative                             784,653            849,002
                                                 ---------------    ---------------
      Total operating expenses                       13,053,165         14,619,296
                                                 ---------------    ---------------

      Operating income                                2,569,125            349,414

NON-OPERATING ITEMS:
 Interest expense                                      (339,324)          (188,623)
 Other income(expense), net                             (36,400)           (13,066)
                                                 ---------------    ---------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
 EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE           2,193,401            147,725

PROVISION FOR INCOME TAXES (Note 11)                       -                   -

CUMULATIVE EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE (Note 3)                             -              (120,936)
                                                 ---------------    ---------------
      Net income                                      2,193,401             26,789

5% CUMULATIVE PREFERRED STOCK DIVIDENDS                 (59,183)           (59,183)
                                                 ---------------    ---------------
NET INCOME (LOSS) APPLICABLE TO
 COMMON SHAREHOLDERS                           $      2,134,218   $        (32,394)
                                                 ---------------    ---------------

NET INCOME (LOSS) PER COMMON SHARE:
 Operations                                    $           6.61   $           0.29
 Accounting change                                         0.00              (0.39)
                                                 ---------------    ---------------
                                               $           6.61   $          (0.10)
                                                 ---------------    ---------------

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                     322,712            311,716





The accompanying notes are an integral part of these consolidated financial statements.
\fn>

                          MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF STOCKHOLDERS'EQUITY
                            FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1995

                               5%
                           Cumulative                                                          Total
                           Preferred     Common     Paid-in     Accumulated    Unearned     Stockholders'
                             Stock       Stock      Capital      Deficit     Compensation     Equity
                          ------------ ---------- ----------- -------------  ------------  -------------
BALANCE, January 1, 1994  $  200,000   $   3,063  $18,702,672 $(16,876,926)  $    -         $ 2,028,809

Issuance of 8,000 shares
of which 1,600 shares are
vested in connection with
employee shareholder
agreements (Note 15)            -             80       47,920        -          (38,400)          9,600

Issuance of 100 shares
in connection with an
employee stock bonus            -              1          539        -             -                540

Net income                      -            -            -        26,789          -             26,789

5% cumulative preferred
stock dividends                 -            -            -       (59,183)         -            (59,183)
                          -----------  ---------- ----------- -------------   ----------   -------------

BALANCE, December 31, 1994  200,000        3,144   18,751,131 (16,909,320)      (38,400)      2,006,555

Issuance of 13,000 shares
which are subject to a
four year vesting schedule
in connection with an
employment agreement
(Note 15)                      -             130      77,870       -            (78,000)            -

Issuance of 1,200 shares
in connection with
employee stock bonuses         -              12       7,051       -               -              7,063

Vesting of 1,600 shares
in connection with
employee shareholder
agreements entered
into in 1994 (Note 15)         -             -           -          -             9,600           9,600


 Net income                    -             -           -       2,193,401           -        2,193,401

5% cumulative preferred
stock dividends                -             -           -         (59,183)          -          (59,183)
                           ----------- ---------- ----------- ------------- ------------  -------------

BALANCE, December 31, 1995 $  200,000  $   3,286  $18,836,052 $(14,775,102) $  (106,800)   $  4,157,436
                          ------------ ---------- ----------- ------------- ------------  -------------

          The accompanying notes are an integral part of these consolidated financial statements.

/TABLE

                      MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   For The Year Ended
                                                            ----------------------------------
                                                             December 31,       December 31,
                                                                 1995               1994
                                                            ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) applicable to common shareholders      $      2,134,218   $        (32,394)
 Adjustments to arrive at net cash provided (used) in
 operating activities:
  Depreciation, depletion and amortization                         451,551            259,440
  Recognition of deferred income                                   (83,000)           401,167
  Increase in deferred tax asset                                   (43,868)               -
  Cumulative effect of a change in accounting principle               -               120,936
  Income from oil and gas program investment                          -                (5,575)
  Issuance of common stock to employees                             16,663             10,140
  Changes in working capital accounts-
  (Increase) decrease in accounts receivable                      (321,155)           339,787
  Increase (decrease) in accounts payable and
   accrued liabilities                                             206,455         (1,596,036)
                                                            ---------------    ---------------

     Net cash provided (used) by operating activities            2,360,864           (514,515)
                                                            ---------------    ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in transmission facilities                                -            (1,284,609)
 Capital expenditures                                           (3,885,282)        (1,088,117)
 Other                                                             (40,655)            (3,917)
                                                            ---------------    ---------------

     Net cash used in investing activities                      (3,925,937)        (2,378,643)
                                                            ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank debt borrowings                                            5,857,505          5,448,000
 Bank debt repayments                                           (5,011,023)        (3,836,317)
 Proceeds from notes payable to
  shareholders & affiliates                                      3,906,272            591,250
 Repayments on notes payable to
  shareholders & affiliates                                     (3,147,450)          (316,250)
 Proceeds from notes payable                                     3,200,000               -
 Repayments on notes payable                                    (3,200,000)              -
                                                            ---------------    ---------------

     Net cash provided by financing activities                   1,605,304          1,886,683
                                                            ---------------    ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                40,231         (1,006,475)
                                                            ---------------    ---------------

CASH AND CASH EQUIVALENTS, beginning of year                        65,921          1,072,396
                                                            ---------------    ---------------

CASH AND CASH EQUIVALENTS, end of year                    $        106,152   $         65,921
                                                            ---------------    ---------------


CASH PAID FOR INTEREST                                    $        323,376   $        177,355
                                                            ---------------    ---------------

CASH PAID FOR INCOME TAXES                                $           -      $           -
                                                            ---------------    ---------------

   The accompanying notes are an integral part of these consolidated financial statements.

                     MIDCOAST ENERGY RESOURCES, INC., AND
                               SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND INFORMATION:

Midcoast Energy Resources, Inc.("Midcoast" or "the Company"), was formed on May 11, 1992, as a Nevada corporation and, in September 1992, became the successor to Nugget Oil Corporation
("Nugget"). The merger was accounted for as a pooling of interests.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. As of December 31, 1995, the Company's subsidiaries include Magnolia Pipeline Corporation, H&W Pipeline Corporation, Midcoast Holdings No. One, Inc., Midcoast Marketing, Inc. and Nugget Drilling Corporation, of which only Magnolia Pipeline Corporation is currently active. All significant intercompany transactions and balances have been eliminated. Investments (reported in other assets) that are 20% to 50% owned are accounted for using the equity method of accounting.

Income Taxes

Midcoast and its subsidiaries file a consolidated federal income tax return. Midcoast accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 - "Accounting for Income Taxes." Under SFAS 109, the Company recognizes deferred income taxes for the differences between the financial and income tax bases of its assets and liabilities.

Property, Plant and Equipment

Natural gas transmission and distribution facilities and other equipment are depreciated by the straight-line method at rates based on the following estimated useful lives of the assets:

       Natural gas transmission facilities         15 - 25 years
       Pipeline right-of-ways                       17.5   years
       Other property and equipment                 3 - 7  years

Repairs and maintenance are charged to expense as incurred;
renewals and betterments are capitalized.

The Company accounts for its oil and gas production activities using the full cost method of accounting. Under this method of accounting, all costs, including indirect costs related to exploration and development activities, are capitalized as oil and gas property costs. No gains or losses are recognized on the sale or disposition of oil and gas reserves, except for sales which include a significant portion of the total remaining reserves.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers short-term, highly liquid investments that have a maturity of three months or less as of the date of purchase as cash equivalents except for a $50,000 certificate of deposit which is pledged as collateral on the $1.5 million credit facility (see Note 7).

Asset Held For Resale

Assets for which the Company anticipates consummating a sales transaction within one year of the balance sheet date are valued at the lower of cost or market and classified as current assets.

Transportation and Exchange Imbalances

Transportation and exchange gas imbalance volumes are accounted for using the sales method of accounting (see Note 3).

Deferred Contract Costs

Costs incurred to construct natural gas transmission facilities pursuant to long-term natural gas sales or transportation contracts, which upon completion of construction are assigned to the contracting party, are capitalized as deferred contract costs. These costs are amortized over the life of the initial contract on a straight-line basis.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued SFAS No.
121 entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived" Assets to be Disposed of" which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 specifies certain events and circumstances which indicate the cost of an asset or assets may be impaired, the method by which the evaluation should be performed, and the method by which writedowns, if any, of the asset or assets are to be determined and recognized. Management does not believe that adoption of this pronouncement in 1996 will have a material impact on the Company's financial condition or operating results.

The FASB also issued SFAS No. 123, "Accounting for Stock Based
Compensation", effective for fiscal years beginning after December 15, 1995. This statement allows companies to choose to adopt the statements's new rules for accounting for employee stock-based compensation plans. For those companies who choose not to adopt the new rules, the statement requires disclosures as to what earnings per share would have been if the new rules had been adopted. Management intends to adot the disclosure requirements of this statement in 1996.

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Common Share

Net income (loss) per share was computed by dividing net income
(loss) applicable to common shareholders by the weighted average common shares outstanding. The effect of the change in accounting principle is reflected separately in the earnings per share information.

3. ACCOUNTING POLICY CHANGE:

Transportation and exchange imbalances occur when volumes delivered to a pipeline for transportation are different than those delivered by the pipeline to its ultimate destination or during an exchange of gas where amounts exchanged differ.
Parties to imbalances include producers, marketers, customers and other pipelines. Transportation and exchange gas imbalance volumes were being accounted for using the entitlements method of accounting. The Company has elected to change its accounting to the sales method. Under the sales method of accounting, the Company recognizes sales revenue as the customer uses the gas and recognizes cost of sales as the Company delivers gas to the pipeline. The effect of this change was to decrease net income by $120,936 in 1994 and is reflected in the Statement of Operations on a separate line item labeled "Cumulative Effect of a Change in Accounting Principle".

4. PIPELINE ACQUISITION AND SUBSEQUENT SALE:

In September 1995, the Company and an affiliate owned by an officer and director of the Company jointly acquired 100% of the outstanding capital stock of Five Flags Pipe Line Company ("Five Flags") from a non-affiliated company. Total cash consideration of $2,052,000 was paid on September 13, 1995 of which Midcoast's share was $1,872,450 for 91.25% of Five Flags capital stock and the affiliates share was $179,550 for 8.75% of Five Flags capital stock. The principal asset of Five Flags consisted of approximately 57 miles of natural gas pipelines located in Escambia and Santa Rosa Counties, Florida. The investment was financed by an officer and director of the Company as discussed in Note 8 herein.

The acquisition of Five Flags stock was made as an investment to be resold to another non-affiliated company pursuant to an agreement for purchase and sale of stock dated September 6, 1995. On October 2, 1995, Midcoast and the affiliate jointly sold 100% of the capital stock of Five Flags for cash consideration of which the Company's share was $4,092,850. A portion of the proceeds from the sale were used to repay the related party promissory note of $1,872,450 plus accrued interest. The remainder of the proceeds were used to partially finance Midcoast's acquisition of Magnolia Pipeline Corporation as discussed in Note 5 herein.

5. PIPELINE CONSTRUCTION AND ACQUISITIONS:

Construction of a three mile pipeline in Kansas City, Kansas commenced in July 1994. The pipeline was constructed pursuant to a long-term transportation agreement and was completed in November 1994 at a cost of $1,114,000. The project is being partially funded by the customer through prepaid transportation fees of $415,000 with the remainder being funded through long-term bank financing (see Note 7) and cash generated from operations. The prepaid transportation fees are classified as liabilities on the Company's balance sheet under the caption "Deferred Income". The fees are being recognized as income over the life of the contract.

In April 1994, the New York Department of Public Services gave approval for the issuance of a certificate of public convenience and necessity which allows for the construction of a pipeline providing natural gas transportation to an industrial customer in Albany, New York pursuant to a long-term transportation agreement. The pipeline was completed in December 1994 at a cost of $294,000. The construction was financed through cash generated from operations and long-term bank financing (see Note
7).

In June 1995, Midcoast acquired a 23% working interest in two oil and gas production leases located in Starr County, Texas, which together comprise approximately 1,700 acres. The $194,000 purchase price was partially funded by a $173,822 loan from an affiliated company owned by certain officers and directors of the Company (See Note 8 for further discussion). As consideration for advising the Company in the acquisition of the working interest, a consultant to the Company was assigned one percent of the Company's working interest. In addition, a one-half percent working interest was assigned to the affiliated company which extended the loan for the acquisition.

In September 1995, Midcoast acquired 100% of the outstanding capital stock of Magnolia Pipeline Corporation ("Magnolia"), an Alabama corporation, from Williams Holdings of Delaware, Inc. ("Williams") a non-affiliated company. The acquisition was made pursuant to the Agreement for Sale and Purchase of Stock dated July 27, 1995 and had an effective date of August 1, 1995. The acquisition was accounted for under the purchase method of accounting. The total purchase price of $3,200,000 was allocated to property, plant, and equipment as the principal asset of Magnolia consists of approximately 109 miles of natural gas pipeline located in central Alabama. Initially, the acquisition was financed by Midcoast issuing a $500,000 subordinated debenture ("Debenture") and a $2,700,000 nonrecourse promissory note ("Note") to Williams. The Debenture accrued interest at 10% and had a final maturity of September 15, 1996 but was redeemable at the option of Midcoast. The Note was non-interest bearing and was due on October 9, 1995. However, the Debenture and the Note were paid in full on October 2, 1995 using the proceeds from the sale of Five Flags (see Note 4) and borrowing $1,200,000 from an affiliate owned by an officer and director of the Company (see
Note 8). In December 1995 the $1,200,000 related party note was repaid using a new $1,500,000 credit facility with a commercial lender (see Note 7).

6. INVESTMENTS:

In March 1994, the Company signed an agreement to fund $1,265,000 which represents half of the construction costs of a crude oil gathering pipeline and a natural gas gathering pipeline near Cook Inlet, Alaska. The agreement provided for the funds to be advanced in five payments due upon the completion of certain stages of the pipeline construction. In consideration for the Company's contribution of funds for construction, Midcoast receives a throughput fee based on the volumes of barrels/MCF transported through the pipelines. These fees are subject to certain minimum guaranteed volumes for the first two years which began upon completion of the pipeline in July 1994. The payments were being financed with available cash on hand and through short-term loans with an affiliated company owned by certain officers and directors of the Company. The short-term loans were replaced with long-term bank project financing in May 1994 (see
Note 7).

    7. DEBT OBLIGATIONS:

     At December 31, 1995 and 1994, the Company had outstanding debt obligations as follows (in thousands):


                                                                    December 31, 1995           December 31, 1994
                                                                   Current       Long-Term     Current      Long-Term
                                                                  -----------   -----------   ----------   -----------
Note payable to a bank under a term loan bearing interest at the banks prime rate plus 1%, principal of $30,435 and accrued interest are payable in 35 monthly installments,  with a final lump sum
payment of the remaining unpaid principal due December 1, 1995     $    -        $     -       $     365     $     304

Note payable to a bank under a $750,000 working capital line of credit expiring on June 1, 1996 which the Company expects will be renewed prior to that date.  Advanced and unpaid principal bears interest at the banks prime rate plus 1% (10.5% at December
31, 1995) which is accrued and paid monthly                            25             -              210            -

Note payable to a bank under a term loan bearing interest at the banks prime rate plus 1%, principal and accrued interest are payable in 32 monthly installments of $12,720,  with a final maturity of
December 15, 1996                                                       -             -              134           145

Note payable to a bank under a term loan bearing interest at the banks prime rate plus 1% (9.5% at December 31, 1995) principal and accrued interest are payable in 60 monthly installments of $6,915,
with a final maturity of October 13, 1999                              59           215               57           270

Note payable to a bank under a term loan bearing interest at the banks prime rate plus 1% (9.5% at December 31, 1995) principal of
$3,438 and accrued interestare payable in monthly installments, with a final lump sum payment of the remaining unpaid principal
due February 15, 1997                                                  41            79               42           120

Note payable to a bank under a term loan bearing interest at the banks prime rate plus 1.5% (10% at December 31, 1995) principal of $27,778 and accrued interest are payable in 36 monthly
installments,  with a final maturity of December 15, 1997             333           333              333           667

Revolving credit line with a bank under a $1.25 million reducing promissory note bearing interest at the banks prime rate plus 1.5%
(10% at December 31, 1995) Available credit is reduced monthly by $20,833 beginning December 1, 1995. Accrued interest and any principal amounts as may be required to cause the outstanding principal to not exceed the amount of credit then available are
payable monthly, with a final maturity of November 1, 1998            108         1,000               -             -

Revolving credit line with a bank under a $1.5 million reducing promissory note bearing interest at the banks prime rate plus 1%
(9.5% at December 31, 1995). Available credit is reduced monthly by $17,860 beginning February 1, 1996. Accrued interest and any principal amounts as may be required to cause the outstanding principal to not exceed the amount of credit then available are
payable monthly, with a final maturity of January 15, 1999             -          1,300              -             -

Note payable to an affiliate owned by certain officers and
directors bearing interest at the Mercantile Bank, Corpus Christi prime rate (9.5% at December 31, 1995). Principal and accrued
interest are due in full at maturity on April 1, 1997)                 -            200              -            275

Note payable to an affiliate owned by certain officers and
directors bearing interest at the Mercantile Bank, Corpus Christi prime rate plus 1% (10.5% at December 31, 1995). Monthly payments equal to 25% of the net revenue derived from the Starr County oil and gas production acquisition (see Note 6) shall be allocated to interest then principal. Any remaining principal and accrued
interest shall be due in full at maturity on April 1, 1997             -            174              -             -

Note payable to an affiliate owned by an officer and director bearing interest at the Mercantile Bank, Corpus Christi prime rate plus 5% (14.5% at December 31, 1995). Principal and accrued interest
are due in full at maturity on January 1, 1997                         -            660              -             -
                                                                    ---------   -----------    ----------   -----------
                                                                    $   566     $ 3,961       $   1,141    $    1,781
                                                                    ---------   -----------    ----------   -----------

In December 1992, the Company entered into a financing agreement with a bank under which the Company could borrow up to $1,800,000. This credit facility included a term loan of $1,400,000 which was payable in 36 monthly installments, the first 35 installments being the amount of $30,435 principal plus accrued interest, and the 36th and final installment being the amount of the balance of principal ($334,775) plus accrued interest then remaining outstanding and unpaid. In conjunction with obtaining a new debt facility with another bank as discussed in a subsequent paragraph, the term loan was repaid in full on October 31, 1995.

In addition to the term loan discussed above, the Company had a line of credit of $400,000 under the bank financing agreement.
In September 1994, the line of credit was renewed and the available line raised to $750,000. The line of credit expires on June 1, 1996, however, the Company expects that it will be renewed prior to that date. Borrowings under this credit facility are collateralized by the Company's non-transportation based accounts receivable and the entire facility has been personally guaranteed by three major stockholders who are also officers of the Company. At December 31, 1995, the Company had $725,000 of available funds under this credit facility.

In July 1993, the same bank provided the Company with an additional $360,000 facility under which the Company obtained advances of funds as needed for construction of pipelines. In conjunction with obtaining a new debt facility with another bank as discussed in a subsequent paragraph, the term loan was repaid in full on October 31, 1995.

In May 1994, the Company obtained a $1,000,000 credit facility for financing of the Company's investment in transmission facilities in Alaska. Under this facility, the Company was able to repay the short-term loans of $316,250 advanced by an affiliate owned by certain officers and directors, as discussed in Note 8 herein, as well as obtain the funds as needed for the Company's investment in Alaska. The agreement called for monthly payments of accrued interest with the principal due in full at maturity on January 15, 1996. Borrowings under this facility bore interest at the banks prime rate. Affiliates owned by certain officers and directors of the Company pledged U.S. Treasury Bills and Certificates of Deposit as collateral for this facility for which they were compensated as discussed in Note 8. In December 1994, this facility was repaid and replaced with a long-term financing agreement with a new bank. Under the new agreement, principal and accrued interest are paid in 36 monthly installments. This facility is secured by the throughput fee the Company is receiving on its investment in Alaska (see Note 6).

In October 1994, the Company obtained $335,000 under a long-term financing from a bank. The funds were utilized to partially finance the construction of a three mile pipeline in Kansas City, Kansas. In connection with this financing agreement, one of the Company's pipeline systems is subject to a negative pledge to keep the pipeline free and clear of all liens and encumbrances and has been personally guaranteed by three major stockholders who are also officers of the Company.

In November 1994, $165,000 was extended by a bank to partially finance the construction of a pipeline in Albany, New York.
Under this agreement, the term loan is payable in monthly installments of $3,438 principal plus accrued interest and the final installment on February 15, 1997 being the amount of the balance of principal ($75,625) plus accrued interest then remaining outstanding and unpaid. In connection with this financing agreement, one of the Company's pipeline systems is subject to a negative pledge to keep the pipeline free and clear of all liens and encumbrances and has been personally guaranteed by three major stockholders who are also officers of the Company.

In October 1995, the Company entered into a new financing agreement with an existing bank lender. The new agreement provides for an initial $1,250,000 revolving line of credit with the amount of available credit being reduced by $20,833 per month. Upon maturity at November 1, 1998, the balance of principal plus accrued interest then remaining outstanding and unpaid is payable on full. The funds were used to repay existing bank debt. In connection with this financing agreement, eight of the Company's pipeline systems are subject to a negative pledge to keep the pipelines free and clear of all liens and encumbrances and has been personally guaranteed by three major stockholders who are also officers of the Company. At December 31, 1995, the Company had $121,167 of available funds under this credit facility.

In December 1995, the Company entered into a new financing agreement with a bank lender. The new agreement provides for an initial $1,500,000 revolving line of credit with the amount of available credit being reduced by $17,860 per month. Upon maturity at January 15, 1999, the balance of principal plus accrued interest then remaining outstanding and unpaid is payable in full. The funds were used to repay $1,200,000 in debt owed to an affiliate for partially financing the Magnolia acquisition
(see Note 5) and other working capital needs. In connection with this financing agreement, a $50,000 Certificate of Deposit and all of Magnolia's stock has been pledged as collateral. Also, Magnolia's pipeline system is subject to a negative pledge to keep the pipeline free and clear of all liens and encumbrances and has been personally guaranteed by three major stockholders who are also officers of the Company.
At December 31, 1995, the Company had $200,000 of available funds under this credit facility.

In December 1994, an affiliate owned by certain officers and directors of the Company provided a working capital loan of $275,000 of which $75,000 was repaid during 1995. The loan matures on April 1, 1997. No collateral was required to obtain this loan.

In May 1995, an affiliate owned by certain officers and directors of the Company provided a $173,822 loan to partially finance the acquisition of a 23% working interest in oil and gas production from two leases located in Starr County, Texas. The loan matures on April 1, 1997. No collateral was required to obtain this loan, although, in additional consideration for obtaining the loan, the affiliated company was assigned a one-half percent working interest in the oil and gas properties.

In December 1995, an affiliate owned by an officer and director of the Company provided a working capital loan of $660,000. No collateral was required to obtain this loan.

The Company is in compliance with various normal covenants and certain financial ratios as required by its financing agreements.

The aggregate maturities of long-term debt for the five years following December 31, 1995 are as follows:

                                        For the Year Ending
                                      December 31   (In Thousands)


                                         1996         $      541
                                         1997              1,972
                                         1998              1,036
                                         1999                953
                                         2000                 -


                                  Total               $    4,502



8. RELATED PARTY TRANSACTIONS:

In addition to the $275,000 working capital loan provided in December 1994 as discussed in Note 7 herein, an affiliate owned by certain officers and directors of the Company provided short-term loans to fund the Company's investment in Alaska until long-term bank financing was obtained. During 1994, short- term loans of $316,250 were extended and subsequently repaid including interest of $4,005 which was accrued at the prime rate plus 5%.

Affiliates owned by certain officers and directors of the Company extended the collateral to obtain the long-term bank financing for the Alaska investment. In consideration for extending the collateral, the Company assigned a five percent net revenue interest on the net income derived from the Company's investment in the oil and natural gas gathering pipelines near Cook Inlet, Alaska. However, the five percent net revenue interest applies only after all costs associated with the investment have been recouped by the Company. As a result, no amounts have yet been paid under the assignment of the net revenue interest.

The Five Flags acquisition discussed in Note 4 above was financed by an officer and director of the Company. A $1,872,450 promissory note was executed by the Company and called for monthly payments of interest beginning April 1, 1996 until December 31, 1996 at which time both principal any accrued interest would be due in full. Interest accrued at the prime rate plus 2%. However, the note plus accrued interest of approximately $10,500 was repaid in full on October 2, 1995 using the proceeds from the sale of the Five Flags investment.

In addition to the $660,000 working capital loan provided in December 1995 as discussed in Note 7 herein, $1,200,000 was borrowed from an affiliate owned by an officer and director of the Company on October 2, 1995. These funds were used in conjunction with the remainder of the sales proceeds of Five Flags to fully retire the $500,000 Debenture and $2,700,000 Note due for the acquisition of Magnolia. The loan agreement called for interest to be accrued at the prime rate plus 5% and was due monthly beginning April 1, 1996. The loan was to mature on January 31, 1997, however, upon consummation of the new $1,500,000 bank credit facility in December 1995, the note plus accrued interest of $35,260 was repaid in full.

As additional consideration for extending the $1,200,000 loan, Midcoast granted the affiliate a 5% net revenue interest in Magnolia's earnings before interest, income taxes and depreciation to be paid on a monthly basis. At December 31, 1995, no amounts have yet been paid under the assignment of the net revenue interest. Midcoast has the right to repurchase this net revenue interest from the affiliate for a cash payment of $25,000. However, the repurchase amount is increased an additional $25,000 on November 1, 1995 and each following month up to a maximum of $500,000.

9. COMMITMENTS AND CONTINGENCIES:

Gas Transportation Contracts

As of December 31, 1995, the Company had two executed gas transportation contracts requiring the construction of pipelines and related facilities which, if constructed, would cost approximately $420,000. These construction obligations are subject to the Company's obtaining necessary regulatory approvals and financing.
The Company expects construction of these projects to begin during the second quarter of 1996. Financing of the projects is expected to be derived from one of the Company's existing bank lenders.

Employment Contracts

The Chief Executive Officer and President of the Company, has an employment agreement with the Company which terminates in December 1997 pursuant to which he receives a base annual salary of $125,000 adjusted for salary increases the Board of Directors may approve. In 1994 and 1995, two key employees of the Company entered into three and four year employment agreements, respectively. These agreements may be terminated by mutual consent or at the option of the Company for cause, death or disability. In the event termination is due to death, disability or defined changes in the ownership of the Company, the full amount of compensation remaining to be paid during the term of the agreement will be paid to the employee or their estate, after discounting at 12% to reflect the current value of unpaid amounts.

10. CAPITAL STOCK:

At December 31, 1995, the Company has authorized 6 million shares of common stock of which 328,557 shares were issued and outstanding. There are 17,800 shares issued and outstanding at December 31, 1995 which are subject to a vesting schedule in conjunction with employee shareholder agreements entered into during 1994 and 1995 (see Note 15).

There are 1 million shares authorized and 200,000 shares outstanding of the Company's 5% cumulative preferred stock ("5% Preferred") at December 31, 1995. The 5% Preferred pays quarterly dividends based on an annual rate of 5% of the stated liquidation value and is redeemable in whole or in part at the Company's option at a price per share based on the liquidation value ($5.91 per share). The 5% Preferred votes as a separate class with respect to any change in the preferences or other rights attributable to the 5% Preferred. Upon the failure to declare or pay quarterly dividends for two consecutive quarterly periods, the holders of the 5% Preferred also have the right to elect one director until such time as all accrued dividends have been paid.

The Company may issue the remaining authorized shares of preferred stock in one or more classes or series, with the designations, powers, preferences, and rights thereon as determined by the Board of Directors.

11. INCOME TAXES:

The Company has a net operating loss ("NOL") carryforward of approximately $15.1 million expiring in various amounts from 1999 through 2008. In addition, the Company has an investment tax credit (ITC) carryforward of approximately $354,000 which expires primarily in 1997. These loss carryforwards were generated by the Company's predecessor. The ability of the Company to utilize the carryforwards is dependent upon the Company maintaining profitable operations and staying in compliance with certain Internal Revenue Service ("IRS") code provisions and regulations associated with a change in shareholder control. Failure to adhere to these IRS requirements could result in a significant limitation of the Company's ability to utilize its NOL and ITC carryforwards and could also result in a loss of utilization altogether.

Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statements and income tax bases of assets and liabilities using the enacted tax rates. The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 1995 and 1994, are as follows (in thousands):

                                                      December 31,
                                                   1995        1994

Net operating and capital loss carryforwards    $ 5,124      $ 5,183
Investment tax credit carryforwards                 354          354
Alternative minimum tax credits                      44           -
Financial basis of assets in excess of tax basis   (644)        (644)
Valuation allowance                              (4,834)      (4,893)

Net deferred tax assets                         $    44      $    -


A reconciliation of the 1995 and 1994 provision for income taxes to the statutory United States tax rate is as follows (in thousands):

                                                      December 31,
                                                   1995        1994

Federal tax computed at statutory rate           $  771       $  50
Utilization of net operating loss carryforwards    (771)        (50)
Actual provision                                 $   -        $  -

12. MAJOR CUSTOMERS:

For the years ended December 31, 1995 and 1994, the Company derived over 10% of its sales of natural gas and transportation fees from Mid-America Pipeline Company and Westlake Petrochemicals
Corporation. They accounted for 40% and 14% during 1995, and 42% and 21% during 1994, respectively.

13. CONCENTRATION OF CREDIT RISK:

The Company derives revenue from gas transmission and gathering services for commercial companies located in Alabama, Alaska, Kansas, Louisiana, New York, Oklahoma, and Texas. Two of Midcoast's largest customers account for 49% or approximately $1.13 million of the outstanding accounts receivable at December 31, 1995. The Company performs ongoing evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts which it deems doubtful of collection. At December 31, 1995, no provision for doubtful accounts was required.

The Company maintains deposits in banks which may exceed the amount of federal deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any possible deposit loss is minimal.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company's financial instruments consist of trade receivables and liabilities, notes payable to affiliates and various banks.
The Company believes the carrying value of these financial instruments approximate their estimated fair value.

15. EMPLOYEE BENEFITS:

The Company issued a total of 14,200 and 8,100 common shares, respectively, of the Company's common stock to certain key employees in 1995 and 1994, respectively. Of the shares issued in 1995 and 1994, 13,000 and 8,000 respectively were issued in connection with shareholder agreements with certain employees. The shares vest in equal amounts: the 13,000 shares over a four year period and the 8,000 shares over a five year period. The shares were valued at the estimated fair market value on the date of issuance. Compensation expense is being recognized rateably over the vesting period.

In addition, employment agreements were entered into in 1995 and in 1994 which are further discussed in Note 9 herein.

16. SUBSEQUENT EVENT:

On February 28, 1996, the Company and Resource Energy Development Company, L.L.C. ("Resource"), an unaffiliated third party, jointly formed Pan Grande Pipeline, L.L.C. ("Pan Grande") a Texas Limited Liability Company each owning a 50% interest. The companies joined together for the purpose of acquiring, owning and operating pipelines. On March 1, 1996, Pan Grande acquired six gas gathering systems consisting of approximately 74 miles of pipeline located in Texas from an unaffiliated third party. Cash consideration of $1,000,000 was paid by Pan Grande for the systems. Pan Grande financed $800,000 of the acquisition with a credit facility obtained from a commercial lender. Midcoast as 50% owner of Pan Grande has guaranteed 50% of the loan value. The remaining $200,000 of the purchase price was obtained through equal $100,000 capital contributions from Midcoast and Resource. Midcoast will act as manager of Pan Grande and operate the systems.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

On March 17, 1994, Midcoast Energy Resources, Inc. (the "Company") engaged the firm of Hein + Associates LLP, Houston, Texas, as auditors to examine the books and accounts of the Company for the fiscal year ending December 31, 1993. In connection therewith, on March 18, 1994, the Company and Arthur Andersen & Co., the Company's prior principal independent account, mutually agreed that Arthur Andersen & Co. would be replaced by Hein + Associates LLP as the Company's principal independent accountant. The decision to replace Arthur Andersen & Co. and engage new auditors was recommended and approved by the Board of Directors of the Company. The decision to engage Hein + Associates LLP was largely based upon financial considerations.

The prior reports of Arthur Andersen & Co., on the Company's financial statements did not contain any adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles.

There were no disagreements with Arthur Andersen & Co., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Arthur Andersen & Co.'s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

                                PART III
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS

ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Items 9, 10, 11 and 12 is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its Annual Shareholders' Meeting to be held on May 13, 1996.


                                Part IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-KSB

(a) 1.    Financial Statements

          All financial statements of Midcoast Energy Resources,
Inc. and subsidiaries are listed under Item 7 beginning on Page 22 of this Form 10-KSB.

    2.    Exhibits

          The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

    3.1   Certificate of Incorporation of Midcoast Energy
Resources, Inc.(Midcoast Form 10-KSB for the fiscal year ended
December 31, 1992).

    3.2    By-Laws of Midcoast Energy Resources, Inc. (Midcoast
Form 10-KSB for the fiscal year ended December 31, 1992).

    4.1 Restated Certificate of Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of the 5% Cumulative Preferred Stock of Midcoast Energy Resources, Inc. (Midcoast Form 10-KSB for the year ended December 31, 1993).

    4.2    Shareholder Agreement by and between Midcoast Energy
Resources, Inc. and Midcoast Natural Gas, Inc., Stevens G. Herbst and Kenneth B. Holmes, Jr., dated November 16, 1992 (Midcoast Form 10-KSB for the fiscal year ended December 31, 1992).

    4.3    Shareholder Agreement by and between Midcoast Energy
Resources, Inc., and Bill G. Bray dated April 30, 1994. (Midcoast
Form 10-KSB for the year ended December 31, 1994).

    4.4    Shareholder Agreement by and between Midcoast Energy
Resources, Inc., and Duane S. Herbst dated April 30, 1994.
(Midcoast Form 10-KSB for the year ended December 31, 1994).

    4.5    Shareholder Agreement by and between Midcoast Energy
Resources, Inc., and Richard A. Robert dated April 30, 1994.
(Midcoast Form 10-KSB for the year ended December 31, 1994).

    4.6    Shareholder Agreement by and between Midcoast Energy
Resources, Inc., and Iris J. Berthelot, II dated April 30, 1994.
(Midcoast Form 10-KSB for the year ended December 31, 1994).

   10.1    Employment Agreement by and between Midcoast Energy
Resources, Inc., and Dan C. Tutcher dated January 1, 1993 (Midcoast Form 10-KSB for the year ended December 31, 1992).

   10.2    Amendment dated April 1, 1993 to the Employment
Agreement by and between Midcoast Energy Resources, Inc., and Dan
C. Tutcher dated January 1, 1993 (Midcoast Form 10-KSB for the year ended December 31, 1993).

   10.3    Employment Agreement by and between Midcoast Energy
Resources, Inc., and Richard Robert dated April 30, 1994. (Midcoast Form 10-KSB for the year ended December 31, 1994).

   10.4    Employment Agreement by and between Midcoast Energy
Resources, Inc., and Bill G. Bray dated July 1, 1994. (Midcoast
Form 10-KSB for the year ended December 31, 1994).

   10.5    Revolving Loan and Credit Agreement dated December 8,
1992, by and between New First City, Texas - Corpus Christi and
Midcoast Energy Resources, Inc. (Midcoast Form 8-K dated January 1,
1993).

   10.6 First Amendment to Revolving Loan and Credit Agreement dated December 8, 1992 by and between New First City, Texas - Corpus Christi, N.A. and Midcoast Energy Resources, Inc. dated January 6, 1993 (Midcoast Form 10-KSB for the year ended December 31, 1993).

   10.7 Second Amendment to Revolving Loan and Credit Agreement dated December 8, 1992 by and between Mercantile Bank, N.A.
formerly known as New First City, Texas - Corpus Christi, N.A. and Midcoast Energy Resources, Inc., dated August 15, 1993 (Midcoast
Form 10-KSB for the year ended December 31, 1993).

   10.8 Third Amendment to Revolving Loan and Credit Agreement dated December 8, 1992 by and between Mercantile Bank, N.A.
formerly known as New First City, Texas-Corpus Christi, N.A. and
Midcoast Energy Resources, Inc., dated September 1, 1994. (Midcoast Form 10-KSB for the year ended December 31, 1994).

   10.9 Allonge and Amendment No. One to Promissory Note dated December 8, 1992 by and between Mercantile Bank, N.A. formerly known as New First City, Texas - Corpus Christi, N.A. and Midcoast Energy Resources, Inc. dated April 29, 1993 (Midcoast Form 10-KSB for the year ended December 31, 1993).

   10.10 Allonge and Amendment No. Two to Promissory Note dated December 8, 1992 by and between Mercantile Bank, N.A. formerly known as New First City, Texas - Corpus Christi, N.A. and Midcoast Energy Resources, Inc. dated June 16, 1993 (Midcoast Form 10-KSB for the year ended December 31, 1993).

   10.11 Allonge and Amendment No. Three to Promissory Note dated December 8, 1992 by and between Mercantile Bank, N.A.
formerly known as New First City, Texas - Corpus Christi, N.A. and Midcoast Energy Resources, Inc. dated August 15, 1993 (Midcoast
Form 10-KSB for the year ended December 31, 1993).

   10.12    Promissory Note dated July 1, 1993 by and between
Mercantile Bank, N.A. and Midcoast Energy Resources, Inc. including related Security Agreement and Continuing Unlimited Guaranty
Agreements also dated July 1, 1993 (Midcoast Form 10-KSB for the year ended December 31, 1993).

   10.13    First Amendment to Security Agreement dated July 1,
1993 by and between Midcoast Energy Resources, Inc., and Mercantile Bank, N.A. dated September 1, 1994. (Midcoast Form 10-KSB for the year ended December 31, 1994).

   10.14 Promissory Note dated April 19, 1994 by and between Mercantile Bank, N.A. and Midcoast Energy Resources, Inc., including related Security Agreements also dated April 19, 1994. (Midcoast Form 10-KSB for the year ended December 31, 1994).

   10.15    Revolving Credit Promissory Note dated September 1,
1994 by and between Mercantile Bank, N.A. and Midcoast Energy
Resources, Inc. (Midcoast Form 10-KSB for the year ended December
31, 1994).

   10.16 Promissory Note dated December 1, 1994 by and between American National Bank including related Non-Standard Financing Agreement, Security Agreement and Commercial Guarantee Agreements also dated December 1, 1994. (Midcoast Form 10-KSB for the year ended December 31, 1994).

   10.17    Promissory Note dated March 21, 1994 by and between
Texline Gas Company and Midcoast Energy Resources, Inc.. (Midcoast Form 10-KSB for the year ended December 31, 1994).

   10.18    Promissory Note dated April 1, 1994 by and between
Texline Gas Company and Midcoast Energy Resources, Inc.. (Midcoast Form 10-KSB for the year ended December 31, 1994).

   10.19 Promissory Note dated December 30, 1994 by and between Texline Gas Company and Midcoast Energy Resources, Inc.. (Midcoast Form 10-KSB for the year ended December 31, 1994).

   10.20 Assignment of Net Revenue Interest dated July 1, 1994 by and between Texline Gas Company and Midcoast Energy Resources,
Inc.. (Midcoast Form 10-KSB for the year ended December 31, 1994).

   10.21 Assignment of Net Revenue Interest dated July 1, 1994 by and between Rainbow Investments Co. and Midcoast Energy
Resources, Inc.. (Midcoast Form 10-KSB for the year ended December
31, 1994).

   10.22 Agreement for Purchase and Sale of Stock dated November 20, 1992, by and between Harbert Holdings No. One, Inc., and
Midcoast Energy Resources, Inc. (Midcoast Form 8-K dated January 1, 1993, as Exhibit 2.1).

   10.23 Agreement for Purchase and Sale of Stock dated July 15, 1993 by and between Midcoast Holdings No. One, Inc. and Sunshine
Interstate Pipeline Partners (Midcoast Form 8-K dated September 2,
1993).

   10.24 Agreement dated March 31, 1994 by and between Midcoast Energy Resources, Inc., and Stewart Petroleum Company (Midcoast
Form 10-KSB for the year ended December 31, 1993).

   10.25    Agreement for Purchase and Sale of Stock dated
September 6, 1995, by and between Midcoast Holdings No. One, Inc.
and KOCH Gateway Pipeline Company.

   10.26    First Amendment to Agreement for Purchase and Sale of
Stock dated September 6, 1995, by and between Midcoast Holdings No. One, Inc. and KOCH Gateway Pipeline Company dated October 2, 1995.

   10.27    Agreement for Purchase and Sale of Stock dated
September 13, 1995, by and between Five Flags Holding Company and
Midcoast Holding No. One, Inc.

   10.28    Agreement for Purchase of Stock dated September 13,
1995, by and between Midcoast Holdings No. One, Inc. and Rainbow
Investments Company.

   10.29 Agreement for Purchase and Sale of Stock dated July 27, 1995, by and between Williams Holdings of Delaware Inc. and Midcoast Holdings No. One, Inc. (Midcoast Form 8-K dated September 22, 1995).

   10.30 Subordinated Debenture dated September 8, 1995 by and between Midcoast Energy Resources, Inc. and Williams Holdings of
Delaware, Inc. (Midcoast Form 8-K dated September 22, 1995).

   10.31 Nonrecourse Promissory Note dated September 8, 1995 by and between Midcoast Holdings No. One, Inc. and Williams Holdings of Delaware, Inc. (Midcoast Form 8-K dated September 22, 1995).

   10.32    Allonge and Amendment No. One to Revolving Credit
Promissory Note dated September 1, 1994, by and between Mercantile Bank, N.A. and Midcoast Energy Resources, Inc. dated September 22, 1995.

   10.33    Allonge and Amendment No. Two to Revolving Credit
Promissory Note dated September 1, 1994, by and between Mercantile Bank, N.A. and Midcoast Energy Resources, Inc. dated November 1,
1995.

   10.34 Fourth Amendment to Revolving Loan and Credit Agreement dated December 8, 1992 by and between Mercantile Bank, N.A.
formerly known as New First City, Texas - Corpus Christi, N.A. and Midcoast Energy Resources, Inc. dated November 1, 1995.

   10.35 Revolving Credit Agreement dated October 31, 1995 by and between American National Bank and Midcoast Energy Resources,
Inc. including related Revolving Credit Promissory Note, Security
Agreement, Non-Standard Financing Statement and Commercial
Guarantee Agreements also dated October 31, 1995.

   10.36    Loan Agreement dated October 3, 1995 by and between
Midcoast Energy Resources, Inc. and Rainbow Investments Company including related Promissory Note and Security Agreement also dated October 3, 1995.

   10.37    Assignment of Net Revenue Interest dated October 3,
1995, by and between Midcoast Energy Resources, Inc. and Rainbow
Investments Company.

   10.38 Loan Agreement dated September 13, 1995, by and between Midcoast Energy Resources, Inc. and Stevens G. Herbst including related Promissory Note, Security Agreements and Guaranty Agreement also dated September 13, 1995.

   10.39    Promissory Note dated May 30, 1995 by and between
Midcoast Energy Resources, Inc. and Texline Gas Company.

   10.40    Employment Agreement by and between Midcoast Energy
Resources, Inc. and I.J. Berthelot, II dated April 17, 1995.

   10.41 Amendment to Employment Agreement dated April 17, 1995 by and between Midcoast Energy Resources, Inc. and I.J. Berthelot, II dated December 8, 1995.

   10.42 Credit Agreement dated December 20, 1995 by and between Compass Bank - Houston and Magnolia Pipeline Corporation including related Financing Statement, Subordination Agreement, Security
Agreements, Promissory Note, and Guaranty Agreements.

   10.43 Operating Agreement of Pan Grande Pipeline, L.L.C. by and between Midcoast Holdings No. One, Inc. and Resource Energy
Development, L.L.C. dated February 28, 1996.

   16.1 Letter dated March 22, 1994, from Arthur Andersen & Co. as to change in certifying accountant (Midcoast Form 8-K dated
March 17, 1994).

   18.1 Preferability letter from Hein + Associates, independent public accountants, regrding change in accounting principle.

   22.1    Schedule listing subsidiaries of Midcoast Energy
Resources, Inc..

   27.1    Financial Data Schedule for the year ended December 31,
1995.

(b)    Reports on Form 8-K

A report on Form 8 was filed during the fourth quarter of 1995.
Such report was filed on November 16, 1995 and was filed as Amendment No. 1 to the report on Form 8-K dated September 22, 1995.

The
amendment was filed to include the financial statements required as a result ofthe acquisition of Magnolia Pipeline Corporation.








                                    Signatures


     In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MIDCOAST ENERGY RESOURCES, INC.
(Registrant)


BY: /s/ Dan C. Tutcher
     Dan C. Tutcher
     Chief Executive Officer



Date:  March 27, 1996



     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on March 28, 1996.


Signatures                             Capacity in Which Signed



 /s/ Dan C. Tutcher                    Chairman of the Board
(Dan C. Tutcher)                       Chief Executive Officer
                                       and President


 /s/ Stevens G. Herbst                 Executive Vice President
(Stevens G. Herbst)                    and Director


 /s/ Kenneth B. Holmes, Jr.            Vice President and Director
(Kenneth B. Holmes, Jr.)



 /s/ Richard A. Robert                 Controller
(Richard A. Robert)