Form 10-K405/A
period 1995-12-31
MIDCOAST ENERGY RESOURCES INC
filed 1996-05-08
CIK 276327

U. S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                           FORM 10-KSB/A-1
      (Mark One)
         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934  [Fee Required]
                 For the fiscal year ended December 31, 1995
                                  OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from . . . . . . . .  to . . . . . . . .

                    Commission File Number:  0-8898
                   MIDCOAST  ENERGY  RESOURCES,  INC.
             (Name of small business issuer in its charter)

            Nevada                                 76-0378638
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation  or organization)               Identification No.)

  1100 Louisiana, Suite 2950
     Houston, Texas                                    77002
(Address of principal executive offices)            (Zip Code)

                 Issuer's telephone number: (713) 650-8900

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
           Common Stock, Par Value $.01 Per Share

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No ____
    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]
     The revenues for the fiscal year ended December 31, 1995 were
$ 15,622,290
     The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates of Registrant as of March 28, 1996 was approximately $286,584. For the purposes of the determination of the above stated amount only, all directors and executive officers of the Registrant are presumed to be affiliates.
     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by
a court. Yes   X    No ____
     The number of shares of Common Stock, par value $.01 per share, outstanding as of March 28, 1996 was 328,557.

                DOCUMENTS INCORPORATED BY REFERENCE

             None
__________________________________________________________________


                              TABLE CONTENTS


                                Part III

Item  9.Directors, Executive Officers, Promoters and Control
         Persons..............................................3
Item 10.Executive Compensation................................4
Item 11.Security Ownership of Certain Beneficial Owners and
         Management...........................................5
Item 12.Certain Relationships and Related Transactions........6



                               Part III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The Directors and executive officers of Midcoast Energy Resources, Inc. (the "Company") and their respective ages and positions with the Company are set forth in the following table:

                                                                     Officer or
                                                                      Director
    Name             Age                  Position                     Since


Dan C. Tutcher       47       Chairman of the Board, President and     1992
                              Chief Executive Officer

Stevens G. Herbst    59       Executive Vice President, Director       1992

Kenneth B. Holmes    64       Vice President and Director              1992

Duane S. Herbst      32       Secretary                                1992

I.J. Berthelot, II   36       Vice President of Operations and         1995
                              Chief Engineer

Richard A. Robert    30       Chief Financial Officer and Treasurer   1996


             Dan C. Tutcher has been Chairman of the Board, President and Chief Executive Officer since the Company's formation in 1992. Since 1989 Mr. Tutcher has also been President and Chief Executive Officer of Magic Gas Corp. ("Magic Gas"). Prior to its merger into the Company, in 1992, Mr. Tutcher served as a Director of Nugget Oil Corporation ("Nugget"), from 1990 to 1992. He also has held various positions in companies which constructed pipelines and marketed gas, such as Gulf Gas Utilities, Inc. and Wildhorn Corporation, where he served as Vice President from 1987 through 1989 and as President from 1984 through 1993, respectively.

             Stevens G. Herbst serves as an officer of the Company in a part-time capacity. As such, he has been Executive Vice President since the Company's formation in 1992. From 1989 to 1992 Mr. Herbst was President of Midcoast Transmission Company ("Transmission"). Prior to its merger into the Company, in 1992, Mr. Herbst served as a Director of Nugget from 1990 to 1992. In 1985, Mr. Herbst formed Texline Gas Company ("Texline") with
Mr. Holmes, where he serves as President. Mr. Herbst has also served as President of Rainbow Investments Company ("Rainbow") since 1977.

             Kenneth B. Holmes, Jr. serves as an officer of the Company in a part-time capacity. As such, he has been Vice President of the Company since its formation in 1992 and Treasurer from the same period until 1995. From 1989 to 1992 Mr. Holmes was Vice President of Transmission. Prior to its merger into the Company, in 1992, Mr. Holmes served as a Director of Nugget for the period from 1990 to 1992. In 1985, Mr. Holmes formed Texline jointly with Mr. Herbst where he serves as Vice President. Mr. Holmes has also served as President of Promac Corporation since 1976.

             Duane S. Herbst serves as an officer of the Company in a part-time capacity. As such, he has served as Secretary of the Company since its formation in 1992. From April 1992 until its merger with the Company in September 1992 he served as President of Nugget. From 1989 to the date hereof he has served as Vice President of Rainbow. He is the son of Stevens G. Herbst.

             I.J. "Chip" Berthelot, II is Vice President of Operations and Chief Engineer and has served with the Company since the Company's formation in 1992. Mr. Berthelot joined the Company as Chief Engineer and became Vice President of Operations and Chief Engineer in 1995. From 1991 to 1992 he was a gas contracts representative with Mitchell Energy and Development Corporation. Prior to 1991 Mr. Berthelot was with Texline as a gas contracts representative and engineer for the period from 1990 to 1991.

             Richard A. Robert is Chief Financial Officer and Treasurer and has served with the Company since 1992. Mr. Robert joined the Company as Controller and became Treasurer and Chief Financial Officer in 1996. From 1988 to 1992 Mr. Robert was an audit associate in the energy audit division of Arthur Anderson and Co.

Compliance with Section 16(a) of the Securities Exchange Act

             To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during and with respect to the fiscal year ended December 31, 1995, all applicable Section 16(a) filing requirements were filed on a timely basis.


ITEM 10.   EXECUTIVE COMPENSATION

             The following table reflects all forms of compensation for services to the Company for the years ended December 31, 1995, 1994 and 1993 of the Chief Executive Officer of the Company.
During 1993 and 1994 only Mr. Tutcher was paid a salary. During
1995, 1994 and 1993 no other executive officers received compensation which exceeded $100,000.

         Name and Principal
             Position                      Annual Compensation
                                          Year            Salary
Dan C. Tutcher,                           1995           $125,000
(Chief Executive Officer)(1)
                                          1994           $125,000

                                          1993            $62,000


(1) The Company provides Mr. Tutcher certain personal benefits including payments for a car allowance. Since the value of such benefits did not exceed the lesser of $50,000 or 10% of annual compensation, the amounts are omitted.

     Additionally, the Company has not paid any bonuses nor granted any options to any officers or directors of the Company.
Furthermore, the Company does not propose to issue any such options in the foreseeable future.

        Executive Employment Contracts. In January 1993, and as subsequently amended in April 1993, Mr. Tutcher, the Chief Executive Office and President of the Company, entered into a five-year employment agreement with the Company pursuant to which he is to receive an annual base salary of $125,000, beginning July 1, 1993, and may participate in any such executive level bonuses or salary increases as the Board may approve. Mr. Tutcher is also entitled to reimbursement for reasonable automobile expenses not to exceed $500 each month and is eligible for participation in the Company's group insurance plans. Mr. Tutcher is required to devote his full business time and attention to the Company.

        In April 1995, and subsequently amended in December 1995,
I. J. Berthelot, II, Vice President of Operations and Chief Engineer, entered into a four-year employment agreement with the Company. Pursuant to the employment agreement Mr. Berthelot is to receive an annual base salary of $55,200, to be increased a minimum of ten-percent (10%) annually, beginning on August 15, 1996. Mr. Berthelot was also awarded thirteen thousand (13,000) shares of the Company's Common Stock as consideration for executing the agreement. Mr. Berthelot is required to devote his full business time and attention to the Company.

        In April 1994, and subsequently amended in April 1996, Richard A. Robert, Chief Financial Officer and Treasurer, entered into a three-year employment agreement with the Company. Pursuant to the employment agreement, Mr. Robert is to receive an annual base salary of $69,000, to be increased a minimum of ten-percent (10%) annually, beginning on April 1, 1997. Mr. Robert was also awarded two thousand (2,000) shares of the Company's Common Stock as consideration for executing the agreement. Mr. Robert is required to devote his full business time and attention to the Company.

        During 1996, the Company anticipates entering compensation arrangements with each of Stevens G. Herbst and Kenneth B. Holmes but the terms of such arrangement have yet to be determined.

        In April 1996, Duane S. Herbst, Secretary, began receiving an annual salary from the Company of $24,000 per year for his part-
time services as Secretary.   Previously, the Company had a month-
to-month arrangement which provided a monthly payment of $1,050 to compensate Rainbow for the Company's use of the time of Mr. Herbst.

Arrangements with Respect to the Election of Directors

        Pursuant to a Shareholder Agreement dated November 16, 1992, by and between the Company and Magic Gas, Stevens G. Herbst and Kenneth B. Holmes, Jr.(collectively, the "Major Shareholders"), all of the Major Shareholders have agreed that on each matter submitted to a vote at a meeting of stockholders of the Company, all stock owned by each of the Major Shareholders shall be voted as a single unit in the manner specified by any two of the three Major Shareholders. Additionally, each of the Major Shareholders has agreed that he shall vote all of his shares of stock in manner which shall elect Mr. Tutcher, Mr. Herbst and Mr. Holmes as directors of the Company. Furthermore, any additional directors of the Company and the identity of any such additional directors must be unanimously agreed to by all three Major Shareholders.

        As of April 12, 1996, the Major Shareholders owned an aggregate of 264,593 shares of the Company's Common Stock which represents 79.5% of the outstanding Common Stock of the Company.
Accordingly, the election of their nominees for directors named herein is assured.

Board of Directors Meetings and Compensation

        During the year ended December 31, 1995, the Board met fourteen times. Each director attended all Board meetings either in person or by telephonic conference. Directors who are employees of the Company do not receive any compensation for serving as directors.



ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

                        PRINCIPAL SHAREHOLDERS

        The following table sets forth information based upon the records of the Company and filings with the Securities and Exchange Commission as of April 12, 1996, with respect to (i) each person known to be the beneficial owner of more than five percent (5%) of the Company's Common Stock and of its 5% cumulative preferred stock, $1.00 par value per share (the "5% Preferred Stock"), (ii) each executive officer and director of the Company, and (iii) all directors and executive officers as a group.


                                Common Stock               5% Preferred Stock
                          --------------------------   -----------------------
                                                                    Percentage
                           Number of  Percentage of    Number of       of        Total
Name and Address            Shares     Outstanding      Shares      Outstanding  Voting
of Beneficial Owner        Owned (1)     Shares         Owned(1)     Shares     Percentage
- ------------------------  ----------- --------------   ---------  ------------- ----------
MAGIC GAS CORP.(2)......    137,020       41.2          100,000         50.0       41.2
1100 LOUISIANA, SUITE 2950
HOUSTON, TEXAS  77002

DAN C. TUTCHER(3).......    137,020       41.2          100,000         50.0       41.2
1100 LOUISIANA, SUITE 2950
HOUSTON, TEXAS  77002

KENNETH B. HOLMES, JR...     63,483       19.1           50,000         25.0       19.1
710 BUFFALO, SUITE 800
CORPUS CHRISTI, TEXAS  78401

STEVENS G. HERBST(7)....     64,090       19.3           50,000         25.0       19.3
710 BUFFALO, SUITE 800
CORPUS CHRISTI, TEXAS  78401

DUANE S. HERBST(5)......      2,500        0.8               0           0.0        0.8
710 BUFFALO, SUITE 800
CORPUS CHRISTI, TEXAS  78401

I.J. BERTHELOT, II (4)(6)    17,500        5.3               0            0.0       5.3
1100 LOUISIANA, SUITE 2950
HOUSTON, TEXAS  77002

RICHARD A. ROBERT(8)....      5,000        1.5               0            0.0       1.5
1100 LOUISIANA, SUITE 2950
HOUSTON, TEXAS  77002

ALL DIRECTORS AND EXECUTIVE 289,593       87.2         200,000          100.0      87.2
OFFICERS AS A GROUP(6 PERSONS)

- -------------------------------


(1) Except as otherwise noted, shares beneficially owned by each person as of the record date were owned of record and each person had sole voting and investment power with respect to all shares beneficially held by such person.

(2)  All of the outstanding stock of Magic Gas is owned by Dan C.
     Tutcher and Kimberly Tutcher as husband and wife.  Mr.
     Tutcher serves as President, Chief Executive Officer and
     Chairman of the Board of the Company.

(3) Includes 137,020 shares of Common Stock and 100,000 shares of 5% Preferred Stock held of record by Magic Gas.

(4) Includes 15,000 shares which are subject to certain vesting requirements.

(5) Includes 1,200 shares which are subject to certain vesting requirements.

(6) Mr. Berthelot holds 300 shares as custodian for minor children under the Uniform Gift to Minors Act.

(7)  Includes 1,000 shares held by record of Rainbow.

(8) Includes 3,500 shares which are subject to certain vesting requirements.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company has obtained financing from certain officers and directors and affiliates regarding the acquisition and construction of pipelines. This financing enabled the Company to take advantage of pipeline acquisition opportunities that would have otherwise been unavailable to the Company. Furthermore, all indebtedness to third parties has been personally guaranteed by Dan
C. Tutcher, Stevens G. Herbst, and Kenneth B. Holmes, Jr. In the future, the Company's policy is that it will not continue to obtain' financing or personal guarantees from these affiliates. In addition, it is the Company's policy that any future transactions between the Company and members of management or principal stockholders will be on terms no less favorable to the Company than those which could be obtained from unaffiliated third parties. No future transaction will be entered into between the Company and members of management or principal stockholders unless such transactions are approved by a majority of the directors who are not members of management or principal stockholders. Set forth below are descriptions of such transactions:

        Five Flags System. In December 1992, the Company acquired 100% of the outstanding capital stock of Five Flags Pipe Line Company ("Five Flags") from Harbert Holdings No. One, Inc. for a cash payment of $1,078,409. The principal assets of Five Flags consisted of approximately 57 miles of natural gas pipelines located in Escambia and Santa Rosa Counties, Florida. In September 1993, all of the outstanding capital stock of Five Flags was sold to Sunshine Interstate Pipeline Partners. In 1995, the Company and Rainbow jointly re-acquired 100% of the outstanding capital stock of Five Flags from Five Flags Holding Company. Total cash consideration of $2,052,000 was paid for the stock, of which the Company's share representing 91.25% interest in Five Flags capital stock was acquired for $1,872,450. Rainbow's ownership interest amounted to an 8.75% interest in the stock acquired for $179,550. To finance this transaction, the Company borrowed funds from Stevens G. Herbst, an officer and director of the Company (the "Herbst Note"). The promissory note between the Company and Mr. Herbst called for monthly payments of interest beginning April 1, 1996 through December 31, 1996 at which time both principal and all accrued interest would be due in full. Interest on the Herbst Note accrued at the prime rate plus two percent (2%). Shortly after acquiring Five Flags stock the Company and Rainbow sold 100% of the capital stock of Five Flags to Koch Company for $4,664,865.

A portion of the proceeds from the sale were used to repay the Herbst Note of $1,872,450 plus accrued interest and the notes associated with the acquisition of Magnolia.

        Working Capital. In December, 1994, Texline loaned the Company $275,000 for working capital pursuant to an unsecured 18 month promissory note between Texline and the Company, accruing interest at the prime rate (the "Texline Note"). All amounts under the original Texline Note, including any accrued interest were due and payable on July 1, 1996. On March 1, 1996, the Texline Note was restructured: (i) to extend the maturity date to April 1, 1997, (ii) to increase the interest rate to prime plus five percent (5%), and (iii) to provide for monthly payments of accrued interest. Total payments of principal and interest amounted to $75,000 and $30,057 in 1995 and 1996, respectively. The principal balance due to Texline at March 31, 1996, was $200,000. The proceeds of such indebtedness were used by the Company for general corporate purposes including the repayment of the other indebtedness associated with project financings for the construction of certain pipeline systems and for various pipeline system acquisitions.

        Cook Inlet Pipeline Construction. In addition to the Texline Note, Texline provided short-term loans to fund the Company's investment in Alaska until the Company could obtain long-term bank financing. During 1994, short-term loans were made by Texline for such purpose, accruing at the prime rate plus five 5%. A total of $316,250 in principal was loaned to the Company which was subsequently repaid to Texline in 1994, including interest in the amount of $4,005.

        Texline and Rainbow also provided security for obtaining the long-term bank financing for the Company's Alaska investment. In consideration for providing such security, the Company assigned a three percent (3%) and a two percent (2%) net revenue interest to Texline and Rainbow, respectively, on the net income derived from the Company's investment in the oil and natural gas gathering pipelines near Cook Inlet, Alaska. However, the net revenue interests apply only after all costs associated with the investment have been recouped by the Company. As a result, at the date hereof, no amounts have been paid under either assignment of the net revenue interests.

        Magnolia System Acquisition. In connection with the acquisition of Magnolia Pipeline Corporation in 1995, the Company borrowed $1,200,000 from Rainbow (the "Rainbow Note") to finance the purchase price of the pipeline system. Funds from the Rainbow Note together with proceeds from the sale of the Five Flags stock to Koch Gateway Pipeline Company, were used to repay the owner financing from The Williams Company, for the purchase of Magnolia. The Rainbow Note provides for interest at the prime rate plus five percent (5%) and was due and payable monthly beginning April 1, 1996, with a final maturity of January 31, 1997. As additional consideration for extending the funds borrowed under the Rainbow Note, the Company granted Rainbow a five percent (5%) net revenue interest in Magnolia's earnings before interest, income taxes and depreciation, to be paid on a monthly basis. The Company has the right to repurchase this net revenue interest from Rainbow for a cash payment of $25,000. However, the repurchase amount is increased an additional $25,000 on November 1, 1995 and each following month up to a maximum of $500,000. The Rainbow Note was paid in full on December 20, 1995, including accrued interest in the amount of $35,260. To date, no payments have been made towards the net revenue interest.

        Additional Working Capital. Rainbow also loaned the Company a total of $660,000 in December 1995 for additional working capital purposes pursuant to an unsecured twelve-month promissory note accruing interest at the prime rate plus five percent (5%). All amounts under this working capital note were due and payable on January 1, 1997. On January 12, 1996 the Company repaid all principal amounts due under the note to Rainbow as well as accrued interest in the amount of $4,039 which was also paid to Rainbow. The proceeds of such indebtedness were used by the Company for general corporate purposes including the repayment of the other indebtedness associated with project financings for the construction of certain pipeline systems and for various pipeline system acquisitions.

        Seahawk Acquisition. In connection with the acquisition of certain pipeline systems in March 1996, the Company borrowed $100,000 from Rainbow for its equity contribution to Pan Grande Pipeline L.L.C.("Pan Grande") pursuant to a promissory note between the Company and Rainbow, bearing interest at the prime rate plus five percent (5%). This note is secured by the Company's interest in Pan Grande. The note is payable in 60 monthly installments of $1,667 plus accrued interest, with a final maturity date of March 15, 2001. Rainbow has committed to loan up to an additional $75,000 in the event the Salt Creek System is purchased. In consideration for the financing of the equity contribution and the commitment for additional financing, the Company issued Rainbow 1,000 shares of the Company's Common Stock.

        Exxon Production Acquisition. In May 1995, Texline provided a $173,822 loan to partially finance the acquisition of a working interest in oil and gas production from two leases located in Starr County, Texas from Exxon Corporation, a publicly traded company. The loan, as amended in March 1996, matures on April 1, 1997. No collateral was required to obtain this loan, although, as additional consideration for obtaining the loan, Texline was assigned a one-half percent (.5%) working interest in the oil and gas properties. Monthly payments in the amount of 25% of the Company's net revenue from the production from these properties are paid to Texline and applied first to interest then principal. An additional one-half percent (.5%) working interest in the properties will be assigned to Texline if all principal and interest amounts due under the loan are not paid by June 1, 1996. Total payments of interest amounted to $3,346 and $7,477 in 1995 and through March 31, 1996, respectively.


                             SIGNATURES

        In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant authorized this report to be signed on its behalf by the undersigned, in the City of Houston, State of Texas on this 29th day of April, 1996.

Midcoast Energy Resources, Inc.





By:___________________________________________
   Dan C. Tutcher, Chairman of the Board,
   Chief Executive Officer and President
   (Principal Executive Officer)

        In accordance with the requirements of the Securities
Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on this 29th day of April, 1996.

         Signature                      Title

/s/ Dan C. Tutcher          Chairman of the Board, Chief Executive
    Dan C. Tutcher          Officer and President (Principal
                            Executive Officer)

/s/ Stevens G. Herbst       Executive Vice President, Director
    Stevens G. Herbst

/s/ Kenneth B. Holmes, Jr.  Vice President, Director
    Kenneth B. Holmes, Jr.

/s/ Richard A. Robert       Treasurer, Principal Financial Officerl
    Richard A. Robert       and Principal Accounting Officer