Form 10-Q
period 1996-03-31
MIDCOAST ENERGY RESOURCES INC
filed 1996-05-15
CIK 276327

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                FORM 10-QSB


[X]         Quarterly Report Under Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the Quarterly Period
                           Ended March 31, 1996

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


  On March 31, 1996, there were outstanding 329,557 shares of the Company's common stock, par value $.01 per share.

  Transitional Small Business Disclosure Format.  Yes      No  X

           MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

               Quarterly Report on Form 10-QSB for the
                   Quarter Ended March 31, 1996


                                                             Page
                                                             Number
PART I.  FINANCIAL INFORMATION

Item 1.           Unaudited Financial Statements

         Consolidated Balance Sheets as of March 31, 1996
          and December 31, 1995                                3

         Consolidated Statements of Operations for the three
         months ended March 31, 1996 and March 31, 1995        4

         Consolidated Statement of Shareholders' Equity for
         the three months ended March 31, 1996                 5

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 1996 and March 31, 1995               6

         Notes to Consolidated Financial Statements            7

Item 2.  Management's Discussion and Analysis of
         Results of Operations                                 9

PART II.  OTHER INFORMATION                                   13

SIGNATURE                                                     15

                          MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)
                                  ASSETS                                   March 31,      December 31,
                                                                             1996             1995
                                                                       ---------------   -------------
    CURRENT ASSETS:
     Cash and cash equivalents                                       $        939,500   $      106,152
     Accounts receivable, no allowance for doubtful accounts                2,116,775        2,319,667
     Asset held for resale                                                    210,447          210,447
                                                                       ---------------    -------------
          Total current assets                                              3,266,722        2,636,266
                                                                       ---------------    -------------
     PROPERTY, PLANT AND EQUIPMENT, at cost:
     Natural gas transmission facilities                                    7,422,770        7,365,421
     Investment in transmission facilities                                  1,284,609        1,284,609
     Oil and gas properties, using the full cost method of accounting         309,556          302,293
     Other property and equipment                                             108,167           85,819
                                                                       ---------------    -------------
                                                                            9,125,102        9,038,142
    ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION                     (953,895)        (831,981)
                                                                       ---------------    -------------
                                                                            8,171,207        8,206,161

    DEFERRED CONTRACT COSTS AND OTHER ASSETS, net of amortization             449,112          246,081
                                                                       ---------------    -------------
          Total assets                                               $     11,887,041   $   11,088,508
                                                                       ---------------    -------------

                   LIABILITIES & SHAREHOLDERS' EQUITY

    CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                        $      2,726,206   $      2,086,138
     Current portion of deferred income                                        83,000             83,000
      Short-term borrowing from bank                                           -                   25,000
      Current portion of long-term debt payable to:
       Banks                                                                   878,645            540,998
       Shareholders and affiliates                                              20,000            -
                                                                       ---------------    ---------------
          Total current liabilities                                         3,707,851          2,735,136
                                                                       ---------------    ---------------

     LONG-TERM DEBT PAYABLE TO:
     Bank                                                                   2,988,588          2,926,947
     Shareholders and affiliates                                              453,822          1,033,822
                                                                       ---------------    ---------------
          Total long-term debt                                              3,442,410          3,960,769
                                                                       ---------------    ---------------

     DEFERRED INCOME                                                           214,417            235,167

     COMMITMENTS AND CONTINGENCIES (Note 6)

     SHAREHOLDERS' EQUITY:
      5% cumulative preferred stock, $1 par value, 1 million
       shares authorized, 200,000 shares issued and outstanding
       with a liquidation preference of $1,183,665                            200,000            200,000
      Common stock, $.01 par value, 6 million shares authorized,
       329,557 and 328,557 shares issued and outstanding at
       March 31, 1996 and December 31, 1995, respectively                       3,296              3,286
     Paid-in capital                                                       18,842,042         18,836,052
     Accumulated deficit                                                  (14,416,175)       (14,775,102)
     Unearned compensation                                                   (106,800)          (106,800)
                                                                       ---------------    ---------------
          Total shareholders' equity                                        4,522,363          4,157,436
                                                                       ---------------    ---------------
          Total liabilities and shareholders' equity                 $     11,887,041   $     11,088,508
                                                                       ---------------    ---------------

           The accompanying notes are an integral part of these consolidated financial statements.

                       MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                                           For The Three Months Ended
                                                      ----------------------------------
                                                         March 31,          March 31,
                                                           1996               1995
                                                      ---------------    ---------------
     OPERATING REVENUES:
      Sale of natural gas and transportation fees   $      5,090,497   $      2,903,098
      Sale of pipeline                                        22,500            -
      Oil and gas revenue                                     50,769              1,742
                                                      ---------------    ---------------
           Total operating revenues                        5,163,766          2,904,840
                                                      ---------------    ---------------

     OPERATING EXPENSES:
      Cost of natural gas and transportation charges       4,304,681          2,501,151
      Cost of pipeline sold                                    2,153            -
      Production of oil and gas                               22,288                912
      Depreciation, depletion, and amortization              136,328             85,320
      General and administrative                             190,720            181,809
                                                      ---------------    ---------------
           Total operating expenses                        4,656,170          2,769,192
                                                      ---------------    ---------------

           Operating income                                  507,596            135,648

     NON-OPERATING ITEMS:
      Interest expense                                      (114,669)           (64,424)
      Other income(expense), net                             (19,245)            (5,835)
                                                      ---------------    ---------------

     INCOME BEFORE INCOME TAXES                              373,682             65,389

     PROVISION FOR INCOME TAXES                                 -                  -
                                                      ---------------    ---------------
           Net income                                        373,682             65,389

     5% CUMULATIVE PREFERRED STOCK DIVIDENDS                 (14,755)           (14,593)
                                                      ---------------    ---------------
     NET INCOME APPLICABLE TO
      COMMON SHAREHOLDERS                           $        358,927   $         50,796
                                                      ---------------    ---------------


     NET INCOME PER COMMON SHARE                    $           1.09   $           0.16

     WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                                     328,590            314,357

     The accompanying notes are an integral part of these consolidated financial statements.

                                         MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                               FOR THE THREE MONTHS ENDED MARCH 1996
                                                           (UNAUDITED)
                                          5% Cumulative                                                                   Total
                                            Preferred       Common          Paid-in      Accumulated      Unearned   Shareholders'
                                              Stock          Stock          Capital        Deficit      Compensation    Equity
                                          -------------   ------------   -------------  -------------   ------------ -------------
BALANCE, December 31, 1995             $     200,000  $       3,286  $   18,836,052  $ (14,775,102) $    (106,800)  $  4,157,436

 Issuance of 1,000 shares in connection
 with a financing agreement with an
 affiliate (Note 7)                           -                 10           5,990         -              -               6,000

 Net income                                   -               -               -           373,682         -             373,682

 5% cumulative preferred stock dividends      -               -               -           (14,755)        -             (14,755)

                                        -------------  -------------   -------------   ------------   ------------  ------------

BALANCE, March 31, 1996               $     200,000  $        3,296  $   18,842,042  $  (14,416,175) $    (106,800) $   4,522,363
                                          -------------   -------------   -------------   -------------   ------------ ------------


                             The accompanying notes are an integral part of these consolidated financial statements.

                           MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                     For The Three Months Ended
                                                                 --------------------------------
                                                                    March 31,          March 31,
                                                                      1996               1995
                                                                 ---------------    -------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income applicable to common shareholders             $        358,927   $       50,796
      Adjustments to arrive at net cash provided (used) in
      operating activities-
       Depreciation, depletion and amortization                         136,328           85,320
       Gain on sale of operating pipeline                               (20,347)          -
       Recognition of deferred income                                   (20,750)         (20,750)
       Income on partnership investments                                (26,300)          -
      Changes in working capital accounts-
       Decrease in accounts receivable                                  227,967          629,202
       Increase (decrease) in accounts payable and
        accrued liabilities                                             652,376         (272,138)
                                                                 ---------------   --------------

          Net cash provided by operating activities                   1,308,201          472,430
                                                                 ---------------    -------------


     CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                             (104,823)        (248,929)
      Investments in partnerships and other                            (184,318)           -
                                                                 ---------------   --------------

          Net cash used in investing activities                        (289,141)        (248,929)
                                                                 ---------------    -------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
      Bank debt borrowings                                            1,653,000          715,000
      Bank debt repayments                                           (1,278,712)        (933,777)
      Proceeds from notes payable to
       shareholders & affiliates                                        100,000           -
      Repayments on notes payable to
       shareholders & affiliates                                       (660,000)          -
                                                                 ---------------    -------------

          Net cash used in financing activities                        (185,712)        (218,777)
                                                                 ---------------    -------------

     NET INCREASE IN CASH AND CASH EQUIVALENTS                          833,348            4,724
                                                                 ---------------    -------------

     CASH AND CASH EQUIVALENTS, beginning of period                     106,152           65,921
                                                                 ---------------    -------------

     CASH AND CASH EQUIVALENTS, end of period                  $        939,500   $       70,645
                                                                 ---------------    -------------


     CASH PAID FOR INTEREST                                    $        137,722   $         74,586
                                                                 ---------------    ---------------

     CASH PAID FOR INCOME TAXES                                $        -         $        -
                                                                 ---------------    ---------------

        The accompanying notes are an integral part of these consolidated financial statements.

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        BASIS OF PRESENTATION

The accompanying unaudited financial information has been prepared by Midcoast Energy Resources, Inc. ("Midcoast" or "the Company") in
accordance with the instructions to Form 10-QSB.   The information
furnished reflects all adjustments, all of which were of a normal recurring nature, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the financial information be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

2.        BACKGROUND

Midcoast was formed on May 11, 1992, as a Nevada corporation and, in September 1992, became the successor to Nugget Oil Corporation
("Nugget") through a merger pursuant to the Nugget Plan of Reorganization. The merger was accounted for as a pooling of interests.

3.        PARTNERSHIP INVESTMENTS

In January, 1996, the Company and three unaffiliated parties jointly formed Starr County Gathering System, a Joint Venture (the "Joint Venture"). The companies joined together for the purpose of acquiring, owning and operating pipelines. Effective January 1, 1996, the Joint Venture acquired a gas gathering system consisting of approximately 10 miles of pipeline located in Starr County, Texas from an unaffiliated third party. The Joint Venture paid cash consideration of $164,400 for the system. The Joint Venture financed the entire purchase price with a credit facility obtained from a commerical lender. Midcoast will act as manager of the Joint Venture and operate the systems.

On February 28, 1996, the Company and Resource Energy Development Company, L.L.C. ("Resource"), an unaffiliated third party, jointly formed Pan Grande, L.L.C. ("Pan Grande") a Texas Limited Liability Company each owning a 50% interest. The companies joined together for the purpose of acquiring, owning and operating pipelines. On
March 1, 1996, Pan Grande acquired six gas gathering systems consisting of approximately 77 miles of pipeline located in Texas from an unaffiliated third party. Cash consideration of $1,000,000 was paid by Pan Grande for the systems. Pan Grande financed
$800,000 of the acquisition with a credit facility obtained from a bank. Midcoast as 50% owner of Pan Grande has guaranteed 50% of the loan value. The remaining $200,000 of the purchase price was obtained through equal $100,000 capital contributions from Midcoast and Resource. Midcoast's $100,000 capital contribution was financed through a loan from an affiliate owned by an officer and director of the Company
(see Note 7). Midcoast will act as manager of Pan Grande and operate the systems.

4.        PIPELINE CONSTRUCTION

Construction of a one-half mile pipeline in Obion County, Tennessee comenced in March 1996. The pipeline is being constructed pursuant to a long-term transportation agreement with an industrial customer and is expected to be completed in May 1996. Construction costs are estimated to be $65,000. The construction is being financed through cash generated from operations and long-term bank financing (see Note 5).

Construction of a two mile pipeline in Roane County, Tennessee commenced in March 1996. The pipeline is being constructed pursuant to a long-term transportation agreement with an industrial customer and is expected to be completed in June 1996.
Construction costs are estimated to be $370,000. The construction is being financed from cash generated from operations and long-term financing (see Note 5).

5.        BANK DEBT

In March 1996, $343,000 was extended by a bank to partially finance the construction of two pipelines in Tennessee (see Note 4). The note payable bears interest at the prime rate plus 1% and is payable in 60 monthly installments of principal and accrued interest of $7,185 beginning August 15, 1996 with a final maturity of July 15, 2001. The note is secured by an assignment of revenues generated by contracts on both pipelines being constructed and with a negative pledge on both systems. The note has been personally guaranteed by three major stockholders who are also directors and offficerd of the Company.

6.        COMMITMENTS

In March 1996, Midcoast entered into a new noncancelable operating lease for its office space which expires on January 31, 1999. Previously, Midcoast had another noncancelable lease which expired in June 1995 and converted to a monyh-to-month arrangement until the new lease was executed. During the three months ended March 31, 1995 and 1996, $12,500 in rent expense was incurred in both periods. As of March 31, 1996, approximately $211,000 in future minimum lease payments are due under this lease.

7.        RELATED PARTY TRANSACTION

In March 1996, an affiliate owned by a officer and director of the Company provided a loan committment of $175,000 of which $100,000 was drawn to fund the Company's equity contribution in a new entity
Pan Grande) in which the Company has a 50% interest (see Note 3).
The loan, as amended, provides for 59 monthly payments of $1,667 plus accrued interest and a final installment at March 15, 2001 in the amount of the remaining principal plus accrued interest. The note bears interest at the prime rate plus 2.5% and is secured by the Company's interest in Pan Grande.

8.        SUBSEQUENT EVENTS

The Board of Directors and a majority of the existing shareholders have authorized a 4.47 for 1 stock split in anticipation of the Company registering with the U.S. Securities and Exchange Commission ("SEC") 1,150,000 shares (after consideration of the stock split) of its common stock, including the Company's grant of an option to the underwriters to purchase up to 150,000 shares to satisfy over-allotments in the sale of the Company's common stock. Under the terms of the underwriting agreement, the underwriters will also receive warrants to acquire 100,000 shares at 120% of the initial offering price per share. The securities underlying these warrants are subject to piggy-back registration rights.

The Board of Directors and a majority of the existing Shareholders have authorized a 4.47 for stock split in anticipation of the Company registering with the Securities and Exchange Commission 1,000,000 shares (after consideration of the stock split) of its Common Stock. In addition the Company has granted an option to the underwriters to purchase up to 150,000 shares on the same terms to satisfy over-allotments in the sale of the 1,000,000 shares. Under the terms of the underwriting agreement, the underwriters will also receive a warrant to acquire 100,000 shares at 120% of the initial offering price per share. The securities underlying these warrents are subject to piggy-back registration rights.

In May 1996, the Board approved the redemption of the 5% cumulative preferred stock for $118,367 held by directors and officers of the Company. The shares were redeemed for ten percent (10%) of the stated liquidation value $1,183,665. Subsequently, no shares of the Company's preferred stock remain outstanding. Following redemption of the Company's 5% cumulative preferred stock, the Board and a majority of the outstanding shareholders approved a resolution to amend the Articles of Incorporation to reflect only one class of outstanding securities, the Company's common stock.

In May 1996, Magnolia Pipeline Corporation, a wholly owned subsidiary, acquired nine gathering pipeline systems and one transmission pipeline system from Texas Southeastern Gas Gathering Company ("TSGGC)". The Systems were acquired pursuant to a purchase and sale agreement dated March 12, 1996 for a total purchase price of $390,000 less purchase price adjustments giving effect to operating income since the effective date of January 1, 1996. These systems total approximately 113 miles of 2 inch to 10 inch diameter pipeline with associated equipment. Five systems are located in Alabama, and five systems are located in Mississippi. The bulk of the systems are located within 100 miles of Magnolia's existing system and it is the Company's intention to integrate the operation of these systems with Magnolias' systems. TSGGC had acquired these systems in 1994 as part of a larger acquisition package. The acquisition was financed by amending an existing credit facility with a bank as discussed below.

In May 1996, the Company's $1,500,000 revolving line of credit with a bank was amended to increase the available credit by $350,000 and adjust the monthly reduction of availability from $17,860 to $23,000. This amendment was made to finance the TSGGC acquisition discussed in the preceding paragraph.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS

Results of Operations

Operating Revenues:

Operating revenues generated during the three months ended March 31, 1996 totaled approximately $5.2 million as compared to $2.9 million in 1995 which represents a 78% increase in 1996. The increase is primarily attributable to increased marketing opportunities where the Company has a fixed asset investment.
Sales of this type increased from $1.9 million to $3.6 million during the three months ended March 31, 1995 and 1996 respectively. In addition, Magnolia was acquired in August 1995 and contributed $413,548 in transportation revenue for the first quarter of 1996. Magnolia's impact, however, is more evident with respect to earnings as discussed in the "Earnings" section below.


Operating Expenses:

Operating expenses for the three months ended March 31, 1996 totaled approximately $4.7 million, or 68% higher than the comparable 1995 period. As explained in the preceding section, the primary explanation for the increase can be attributed to increased gas marketing transactions where the Company has a fixed asset investment.

Depreciation, depletion, and amortization expense was approximately $136,000 in 1996, as compared to approximately $85,000 in 1995.
The increase in 1996 can be attributed to the acquisition of Magnolia on August 1, 1995.

General and administrative expenses incurred for the three months ended March 31, 1996 were approximately $191,000 or 5% higher than for the same period in the first quarter of 1995. The small increase in general and administrative expenses in 1996, despite the Company's significant growth, is a result of the Company's ongoing effort to control expenses and effectively assimilate new business using existing resources.

Interest expense for the first quarter of 1996 and 1995, was approximately $115,000 and $64,000, respectively. The Company was servicing an average of approximately $4.3 million in debt during the first quarter of 1996 as compared to an average of $2.8 million in debt during the first quarter of 1995. The increased debt service in 1996 is attributable to the acquisition of Magnolia in August 1995.

Earnings:

The Company recognized operating income and net income of $507,596 and $358,927 respectively, for three months ended March 31, 1996 as compared to operating income and net income of $135,648 and $50,796 for the three months ended March 31, 1995. Despite a 60% increase in depreciation, depletion and amortization expense in 1996, operating income increased by $371,948 over 1995. The primary factor which contributed to the increase in operating earnings in 1996 was the transportation revenue generated by Magnolia. During the three months ended March 31, 1996, Magnolia generated income (before depreciation, general and administrative expenses, and interest) of approximately $267,000. The Company anticipates Magnolia's income levels to be seasonal in nature with the greatest income to be generated during the winter months.

Another factor which contributed to higher earnings in 1996 versus 1995 were the increased gas sales to customers where the Company has a fixed asset investment. The colder than expected winter temperatures forced gas prices and demand higher. As a result, the Company was able to sell gas at slightly higher margins than is typical of gas marketing transactions.

Capital Resources and Liquidity

General:

The Company's capital requirements relate primarily to the construction and acquisition of pipeline systems. Since mid-1994, the Company and its affiliates have constructed or acquired 26 pipeline systems. In general, the success of the Company's business strategy is dependent upon continued constructions and acquisitions.

Historically, the Company has funded its capital requirements through cash flow from operations and borrowings from affiliates and commercial lenders. For the year ended December 31, 1995, the Company generated cash flow from operations of approximately $2,361.000. For the three months ended March 31, 1996, the Company generated cash flow from operations of approximately $1,308,201 and had an aggregate of approximately $809,164 available to the Company through two of its credit facilities.

Credit Facilities:

In December 1992, the Company entered into a financing agreement which included a $400,000 line of credit. In September 1994, the line of credit was renewed and the available line raised to $750,000. The line of credit expires on June 1, 1996, however, the Company expects that it will be renewed or a new facility will be in place prior to that date, as discussed below. Borrowings under this credit facility are collateralized by the Company's non-transportation based accounts receivable and the entire facility has been personally guaranteed by Dan C. Tutcher, Stevens G, Herbst, and Kenneth B. Holmes, Jr., officers, directors and major stockholders of the Company. At March 31, 1996, the Company had $750,000 of available funds under this credit facility.

In October 1995, the Company entered into a new financing agreement with an existing bank lender. The new agreement provides for an initial $1,250,000 revolving line of credit with the amount of available credit being reduced by $20,833 per month beginning December 1, 1995. Upon maturity at November 1, 1998, the balance of principal plus accrued interest then remaining outstanding and unpaid is payable in full. The note is secured by transportation revenues from eight (8) of the Company's pipeline systems which are also subject to a negative pledge to keep the pipelines free and clear of all liens and encumbrances. The facility has been personally guaranteed by Dan C. Tutcher, Stevens G. Herbst, and Kenneth B. Holmes, Jr., officers, directors and major stockholders of the Company. At March 31, 1996, the Company had $59,164 of available funds under this credit facility.

In December 1995, the Company entered into a new financing agreement with a bank. The agreement provided for an initial
$1,500,000 revolving line of credit with the amount of available credit being reduced by $17,860 per month beginning February 1, 1996. In May 1996, the agreement was amended to increase the available credit by $350,000 and adjust the monthly reduction of availability from $17,860 to $23,000. The $350,000 was immediately drawn to fund the acquisition of ten gas gathering pipelines from TSGGC in May 1996. Upon maturity at January 15, 1999, the balance of principal plus accrued interest then remaining outstanding and unpaid is payable in full. In connection with this financing agreement, a $50,000 certificate of deposit and 100% of Magnolia's stock has been pledged as collateral and has been personally guaranteed by Dan C. Tutcher, Stevens G. Herbst, and Kenneth B. Holmes, Jr., officers, directors and major stockholders of the Company. At March 31, 1996, the Company had no funds available under this credit facility.

Outlook:

The profitability of the Company's operations is dependent upon the continued construction and acquisition of new pipelines, as well as the continued development of existing pipelines. The Company expects to increase its efforts to construct or acquire additional pipeline systems upon the completion of a proposed equity offering. The Company is preparing to register with the SEC 1,150,000 shares (after consideration of a 4.47 to 1 stock split) of its common stock.

The Company believes that its existing credit facilities and funds provided by operations are sufficient for it to meet its operating cash needs for the foreseeable future. At March 31, 1996, the Company was committed to make capital expenditures of $265,000 during 1996. The Company has historically arranged for project financing with various banks to fund between seventy-five (75%) and ninety percent (90%) of the construction or acquisition costs of its new projects. Management of the Company believes that project financing and funds from operations will continue to be available to the Company to fund its committed 1996 expenditures. The Company is presently negotiating with several commercial banks to obtain a comprehensive credit facility which will facilitate financing on future construction projects or acquisitions. Such facility will likely include a working capital line of credit and a revolving facility to finance future acquisition or construction projects. There can, however, be no assurance that the Company will be able to obtain such financing.

PART II. OTHER INFORMATION

ITEM 2.                Changes in Securities

Magnolia Pipeline Corporation ("Magnolia"), a wholly-owned subsidiary, has a revolving credit facility with a abnk which prohibits the payment of dividends to Magnolia stockholders. As such, Magnolia's cash balance of $183,007 at March 31, 1996 is restricted from the payment of dividends. In addition, the Company has pledged a $50,000 certificate of deposit as collateral on the Magnolia revolving credit facility mentioned above.

ITEM 6.                Exhibits and Reports on Form 8-K

          a.           Exhibits:

          10.44 Amendment dated April 8, 1996 to the Employment Agreement by and between Midcoast Energy Resources, Inc. and Richard A. Robert dated April 30, 1994.

          10.45 First Amendment dated March 1, 1996 to the Promissory Note by Texline Gas Company and Midcoast Energy Resources, Inc. dated December 30, 1994.

          10.46 Second Amendment dated May 1, 1996 to the Promissory Note by and between Texline Gas Company and Midcoast Energy Resources, Inc. dated December 30, 1994.

          10.47 First Amendment dated March 1, 1996 to the Promissory Note by and between Texline Gas Company and Midcoast Energy Resources, Inc. dated May 30, 1995.

          10.48 Promissory Note dated March 1, 1996 by and between Rainbow Investments Company and Midcoast Energy Resources, Inc. including related Security Agreement.

          10.49 First Amendment dated May 1, 1996 to the Promissory Note by and between Rainbow Investments Company and Midcoast Energy Resources, Inc.

          10.50 Purchase and Sale Agreement dated March 12, 1996 by and between Texas Southeastern Gas Gathering Company and Magnolia Pipeline Corporation.

          10.51 Amendment dated May 8, 1996 to the Purchase and Sale Agreement by and between Texas Southeastern Gas Gathering Company and Magnolia Pipeline Corporation dated March 12, 1996.

          10.52 First Amendment and Supplement dated May 8, 1996 to the Credit Agreement and between Compass Bank - Houston and Magnolia Pipeline Corporation dated December 20, 1995 including related amendments to the Security Agreement, Promissory Note, and Guaranty Agreements.

          27.1         Financial Data Schedule

          b.   Reports on Form 8-K

                       NONE

                                                       Signature


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MIDCOAST ENERGY RESOURCES, INC.
(Registrant)



BY:    /s/ Richard A. Robert
          Richard A. Robert
          Treasurer
          Principal Financial Officer
          Principal Accounting Officer


Date:  May 15, 1996