Form 10QSB
period 1996-06-30
MIDCOAST ENERGY RESOURCES INC
filed 1996-08-19
CIK 276327

U.S. SECURITIES AND EXCHANGE COMMISSION

                                    Washington, D.C.  20549

                                        FORM 10-QSB


[X]       Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
               Act of 1934 for the Quarterly Period Ended June 30, 1996

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


     On June 30, 1996, there were outstanding 1,496,147 shares of the Company's common stock, par value $.01 per share after consideration of the stock split discussed in Note 3 of the Notes to the Consolidated Financial Statements.

     Transitional Small Business Disclosure Format.  Yes      No  X


        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

             Quarterly Report on Form 10-QSB for the
                   Quarter Ended June 30, 1996

                                                                    Page
                                                                    Number
PART I.  FINANCIAL INFORMATION

     Item 1.   Unaudited Financial Statements

               Consolidated Balance Sheets as of June 30, 1996
                and December 31, 1995. . . . . . . . . . . . . .        3

               Consolidated Statements of Operations for the six months
                ended June 30, 1996 and June 30, 1995. . . . . .        4

               Consolidated Statement of Shareholders' Equity for
                the six months ended June 30, 1996 . . . . . . .        5

               Consolidated Statements of Cash Flows for the six months
                ended June 30, 1996 and June 30, 1995. . . . . .        6

               Notes to Consolidated Financial Statements. . . . .      7

     Item 2.   Management's Discussion and Analysis of
               Results of Operations . . . . . . . . . . . . . .        8

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . .       12

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13





                  MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                  ASSETS                                   June 30,         December 31,
                                                                             1996               1995
                                                                        ---------------    ---------------
     CURRENT ASSETS:
      Cash and cash equivalents                                       $        723,910   $        106,152
      Accounts receivable, no allowance for doubtful accounts                2,197,854          2,319,667
      Asset held for resale                                                    210,447            210,447
                                                                        ---------------    ---------------
           Total current assets                                              3,132,211          2,636,266
                                                                        ---------------    ---------------

     PROPERTY, PLANT AND EQUIPMENT, at cost:
      Natural gas transmission facilities                                    7,943,479          7,365,421
      Investment in transmission facilities                                  1,284,609          1,284,609
      Oil and gas properties, using the full cost method of accounting         309,556            302,293
      Other property and equipment                                             148,969             85,819
                                                                        ---------------    ---------------
                                                                             9,686,613          9,038,142

     ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION                  (1,078,432)          (831,981)
                                                                        ---------------    ---------------
                                                                             8,608,181          8,206,161

     DEFERRED CONTRACT COSTS AND OTHER ASSETS, net of amortization             632,154            246,081
                                                                        ---------------    ---------------
           Total assets                                               $     12,372,546   $     11,088,508
                                                                        ---------------    ---------------

                    LIABILITIES & SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:
      Accounts payable and accrued liabilities                        $      2,988,730   $      2,086,138
      Current portion of deferred income                                        83,000             83,000
      Short-term borrowing from bank                                           -                   25,000
      Current portion of long-term debt payable to:
       Banks                                                                 1,015,520            540,998
       Shareholders and affiliates                                              20,000            -
                                                                        ---------------    ---------------
           Total current liabilities                                         4,107,250          2,735,136
                                                                        ---------------    ---------------

     LONG-TERM DEBT PAYABLE TO:
      Bank                                                                   3,031,278          2,926,947
      Shareholders and affiliates                                              448,822          1,033,822
                                                                        ---------------    ---------------
           Total long-term debt                                              3,480,100          3,960,769
                                                                        ---------------    ---------------

     DEFERRED INCOME                                                           193,667            235,167

     SHAREHOLDERS' EQUITY:
      5% cumulative preferred stock, $1 par value, 1 million
       shares authorized, 200,000 shares issued and outstanding
       with a liquidation preference of $1,183,665 (Note 3)                            -                  200,000
      Common stock, $.01 par value, 10 million shares authorized,
       1,496,147 and 1,465,680 shares issued and outstanding at
       June 30, 1996 and December 31, 1995, respectively (Note 3)                       14,961             14,657
      Paid-in capital                                                       18,946,997         18,824,681
      Accumulated deficit                                                  (14,271,129)       (14,775,102)
      Unearned compensation                                                    (99,300)          (106,800)
                                                                        ---------------    ---------------
           Total shareholders' equity                                        4,591,529          4,157,436
                                                                        ---------------    ---------------
           Total liabilities and shareholders' equity                 $     12,372,546   $     11,088,508
                                                                        ---------------    ---------------

           The accompanying notes are an integral part of these consolidated financial statements.

                       MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)


                                                            For The Six Months Ended
                                                      ----------------------------------
                                                         June 30,           June 30,
                                                           1996               1995
                                                      ---------------    ---------------
     OPERATING REVENUES:
      Sale of natural gas and transportation fees   $     10,108,722   $      5,518,061
      Sale of pipeline                                        22,500            -
      Oil and gas revenue                                     99,790              7,597
                                                      ---------------    ---------------
           Total operating revenues                       10,231,012          5,525,658
                                                      ---------------    ---------------

     OPERATING EXPENSES:
      Cost of natural gas and transportation charges       8,654,277          4,773,541
      Cost of pipeline sold                                    2,153            -
      Production of oil and gas                               39,856              1,066
      Depreciation, depletion, and amortization              277,353            174,483
      General and administrative                             493,049            376,284
                                                      ---------------    ---------------
           Total operating expenses                        9,466,688          5,325,374
                                                      ---------------    ---------------

           Operating income                                  764,324            200,284

     NON-OPERATING ITEMS:
      Interest expense                                      (210,131)          (133,234)
      Other income(expense), net                             (27,357)           (11,189)
                                                      ---------------    ---------------

     INCOME BEFORE INCOME TAXES                              526,836             55,861

     PROVISION FOR INCOME TAXES                                 -                  -
                                                      ---------------    ---------------
           Net income                                        526,836             55,861

     5% CUMULATIVE PREFERRED STOCK DIVIDENDS                 (22,863)           (29,348)
                                                      ---------------    ---------------
     NET INCOME APPLICABLE TO
      COMMON SHAREHOLDERS                           $        503,973   $         26,513
                                                      ---------------    ---------------


     NET INCOME PER COMMON SHARE                    $           0.34   $           0.02

     WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                                   1,479,411          1,421,276

     The accompanying notes are an integral part of these consolidated financial statements.

                                         MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                               FOR THE SIX MONTHS ENDED JUNE 30,1996
                                                           (UNAUDITED)

                                          5% Cumulative                                                                Total
                                            Preferred      Common        Paid-in       Accumulated      Unearned    Shareholders'
                                              Stock         Stock        Capital         Deficit      Compensation    Equity
                                         -------------  -------------  -------------  -------------   ------------ -------------
 BALANCE, December 31, 1995             $     200,000     $   14,657    $  18,824,681  $(14,775,102)   $ (106,800)  $  4,157,436
 Issuance of 4,460 shares in connection
 with a financing agreement with an
 affiliate (Note 7)                            -                44           5,956          -              -             6,000

 Vesting of 14,498 shares in connection
  with an employment contract entered
  into in April 1995                           -              -              -              -           19,500          19,500

 Issuance of 8,921 shares which are
  subject to a three year vesting
  schedule in connection with an
  employment agreement (Note 6)                -                89         11,911          -           (12,000)            -

 Issuance of 17,086 shares in connection
  with employee stock bonuses (Note 6)                  -               171         22,815          -              -      22,986

 Redemption of 200,000 shares of 5%
  cumulative preferred stock (Note 3)      (200,000)         -              81,634          -              -            (118,366)

 Net income                                     -             -               -            526,836         -             526,836

 5% cumulative preferred stock dividends        -             -               -            (22,863)        -             (22,863)

                                       -------------   -------------   -------------   -------------   ------------  -------------

BALANCE, June 30, 1996                $       -       $      14,961  $   18,946,997   $(14,271,129) $    (99,300) $    4,591,529
                                       -------------   -------------   -------------   -------------   ------------  -------------


   The accompanying notes are an integral part of these consolidated financial statements.

                           MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)


                                                                      For The Six Months Ended
                                                                 ----------------------------------
                                                                    June 30,           June 30,
                                                                      1996               1995
                                                                 ---------------    ---------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income applicable to common shareholders             $        503,973     $      26,513
      Adjustments to arrive at net cash provided (used) in
      operating activities-
       Depreciation, depletion and amortization                         277,353            174,483
       Gain on sale of operating pipeline                               (20,347)           -
       Recognition of deferred income                                   (41,500)           (41,500)
       Income on partnership investments                                (79,183)           -
       Issuance of common stock to employees                             38,886              2,075
      Changes in working capital accounts-
       Decrease in accounts receivable                                  121,813            680,908
       Increase (decrease) in accounts payable and
        accrued liabilities                                             771,243           (377,728)
                                                                 ---------------    ---------------

          Net cash provided by operating activities                   1,572,238            464,751
                                                                 ---------------    ---------------


     CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                             (620,515)          (553,106)
      Investments in partnerships and other                            (322,818)            (1,972)
                                                                 ---------------    ---------------

          Net cash used in investing activities                        (943,333)          (555,078)
                                                                 ---------------    ---------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
      Bank debt borrowings                                            3,033,000          2,820,000
      Bank debt repayments                                           (2,484,147)        (2,928,040)
      Proceeds from notes payable to
       shareholders & affiliates (Note 7)                                       100,000            173,822
      Repayments on notes payable to
       shareholders & affiliates                                       (660,000)           -
                                                                 ---------------    ---------------

          Net cash provided (used) in financing activities              (11,147)            65,782
                                                                 ---------------    ---------------

     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               617,758           (24,545)
                                                                 ---------------    ---------------

     CASH AND CASH EQUIVALENTS, beginning of period                     106,152            65,921
                                                                 ---------------    ---------------

     CASH AND CASH EQUIVALENTS, end of period                  $        723,910   $        41,376
                                                                ---------------    ---------------

     CASH PAID FOR INTEREST                                    $        230,796   $        142,304
                                                                 ---------------    ---------------

     CASH PAID FOR INCOME TAXES                                $        -         $        -
                                                                 ---------------    ---------------

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

 3.   CAPITAL STOCK

In July 1996, the Company's articles of incorporation were amended to increase the number of authorized common shares from 6,000,000 shares to 10,000,000 shares. In addition, the Board of Directors ("Board") authorized an approximate 4.46 for 1 stock split in connection with the Company's registering with the U.S. Securities and Exchange Commission ("SEC")
1,150,000 shares (after consideration of the stock split) of its common stock (see Note 8), including the Company's grant of an option to the underwriters to purchase up to 150,000 shares to satisfy over-allotments in the sale of the Company's common stock. Under the terms of the underwriting agreement, the underwriters will also receive warrants to acquire 100,000 shares at 142% of the initial offering price per share. The securities underlying these warrants are subject to piggyback registration rights.

In May 1996, the Board approved the redemption of the 5% cumulative preferred stock ("5% Preferred") for $118,367 held by a director and officer and two former directors and officers of the Company. The shares were redeemed for ten percent (10%) of the stated liquidation value ($1,183,665). Subsequently, no shares of the Company's preferred stock remain outstanding. Following redemption of the Company's 5% Preferred, the Company's articles of incorporation were amended to reflect only one class of outstanding securities, the Company's common stock.

 4.   ACQUISITION

In May 1996, Magnolia Pipeline Corporation ("Magnolia"), a wholly-owned subsidiary, acquired nine gathering pipeline systems and one transmission pipeline system from Texas Southeastern Gas Gathering Company ("TSGGC)". The TSGGC systems were acquired pursuant to a purchase and sale agreement dated March 12, 1996 for a total purchase price of $390,000 less purchase price adjustments giving effect to operating income since the effective date of January 1, 1996. These systems total approximately 113 miles of 2 inch to 10 inch diameter pipeline with associated equipment. Five systems are located in Alabama, and five systems are located in Mississippi. The bulk of the systems are located within 100 miles of Magnolia's existing system and it is the Company's intention to integrate the operation of these systems with Magnolias' systems. TSGGC had acquired these systems in 1994 as part of a larger acquisition package. The acquisition was financed by amending an existing credit facility with a bank as discussed in Note 5.

 5.   BANK DEBT

In May 1996, the Company's $1,500,000 revolving line of credit with a bank was amended to increase the available credit by $350,000 and adjust the monthly reduction of availability from $17,860 to $23,000. This amendment was made to finance the TSGGC acquisition discussed in Note 4.

 6.    EMPLOYEE BENEFITS

The Company issued a total of 26,007 shares of the Company's common stock to certain key employees in the quarter ended June 30, 1996. Of the shares issued in this period, 8,921 shares were issued in connection with an employment agreement with an employee.
The shares are valued at the estimated fair market value on the date of issuance. Compensation expense is being recognized ratably over the vesting period.

 7.    RELATED PARTY TRANSACTION

In March 1996, the Company borrowed $100,000 from an affiliate owned by a former officer and director of the Company for its equity contribution in Pan Grande Pipeline L.L.C. ("Pan Grande") (in which the Company ownes a 50% interest) pursuant to a promissory note. The note, as amended, bears interest at the prime rate plus 2.5% and is payable in 59 monthly installments of $1,667 pus accrued interest and a final installment at March 15, 2001 in the amount of the remaining principal and accrued interest them outstanding and unpaid. The note is secured by the Company's interest in Pan Grande.
The affiliate has committed to lend up to an additional $75,000 in the event an additional system is purchased by Pan Grande. In consideration for the financing of the equity contribution and the commitment for additional financing, the Company issued the affiliate 4,460 shares of the Company's common stock.

 8.   SUBSEQUENT EVENTS

On August 9, 1996, the Company's Registration Statement on
Form SB-2 was declared effective by the SEC. On August 14, 1996, the
Company sold 1,000,000 shares of its common stock at an offering price of $10.00 per share. The Company's stock is listed on the American Stock
Exchange under the symbol "MRS". After deducting underwriting commissions and other expenses of the offering, proceeds of approximately $8,841,000 were received by the Company from the underwriter. The proceeds will be used to repay certain indebtedness with the remainder to be applied to working capital needs including any future construction or acquisitions of pipelines and related assets.


 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                             OPERATIONS

 Results of Operations

 Operating Revenues:

Operating revenues generated during the six months ended June 30, 1996 totaled approximately $10.2 million as compared to $5.5 million in 1995 which represents an 85% increase in 1996. The increase is primarily attributable to increased gas marketing opportunities where the Company has a fixed asset investment. Sales of this type increased from $3.7 million to $7.5 million during the six months ended June 30, 1995, and 1996, respectively. In addition, Magnolia, which was acquired in August 1995 and includes the pipelines acquired from TSGGC in May 1996, contributed $592,185 in transportation revenue for the six months ended June 30, 1996. Magnolia's impact, however, is more evident with respect to earnings as discussed in the "Earnings" section below.

 Operating Expenses:

Operating expenses for the six months ended June 30, 1996 totaled approximately $9.5 million, or 78% higher than the comparable 1995 period. As explained in the preceding section, the primary explanation for the increase can be attributed to increased gas marketing transactions where the Company has a fixed asset investment.

Depreciation, depletion, and amortization expense was approximately $277,000 in 1996, as compared to approximately $174,000 in 1995. The increase in 1996 can be attributed to the acquisition of Magnolia on August 1, 1995.

General and administrative expenses incurred for the six months ended June 30, 1996 were approximately $493,000 or $117,000 (31%) higher than for the same period in 1995. Of the total $117,000 increase in 1996, approximately $114,000 is related to higher personnel costs. In April 1996, the Company hired an employee with extensive business development experience in the energy industry in order to further develop the Company's current and future pipeline systems. Furthermore, three additional field operations personnel were hired in May 1996 to ensure the proper maintenance of the numerous pipelines purchased in the TSGGC acquisition discussed in Note 4. Also, approximately $39,000 in stock compensation was granted to employees in April 1996. All other general and administrative expenses in 1996 have not been affected by the Company's significant growth due to the Company's ongoing effort to control expenses and effectively assimilate new business using existing resources.

Interest expense for the first half of 1996 and 1995, was approximately $210,000 and $133,000, respectively. The Company was servicing an average of approximately $4.4 million in debt during the first half of 1996 as compared to an average of $2.8 million in debt during the first half of 1995. The increased debt service in 1996 is attributable to the acquisition of Magnolia in August 1995 and the TSGGC pipelines in May 1996.

 Earnings:

The Company recognized operating income and net income of $764,324 and $503,973 respectively, for the six months ended June 30, 1996 as compared to operating income and net income of $200,284 and $26,513 for the six months ended June 30, 1995. Despite a 59% increase in depreciation, depletion and amortization expense in 1996, operating income increased by $564,040 over 1995. The primary factor which contributed to the increase in operating earnings in 1996 was the transportation revenue generated by Magnolia. During the six months ended June 30, 1996, Magnolia generated income (before depreciation, general and administrative expenses, and interest) of approximately $436,000. The Company anticipates Magnolia's income levels to be seasonal in nature with the greatest income to be generated during the winter months.

Another factor which contributed to higher earnings in 1996 versus 1995 was the increased gas sales to customers where the Company has a fixed asset investment. The colder than expected winter temperatures forced gas prices and demand higher. As a result, the Company was able to sell gas at slightly higher margins than is typical of gas marketing transactions.

 Capital Resources and Liquidity

As a result of the equity offering discussed in Note 8, the Company has approximately $5,000,000 of additional working capital to fund the construction and/or acquisition of new pipeline systems. In addition, historically, the Company has funded its capital requirements through cash flow from operations and borrowings from affiliates and commercial lenders. For the year ended December 31, 1995, the Company generated cash flow from operations of approximately $2,361,000. For the six months ended June 30, 1996, the Company generated cash flow from operations of approximately $1,572,238 and had $750,000 available to the Company through one of its credit facilities on June 30, 1996.

In December 1992, the Company entered into a financing agreement which included a $400,000 line of credit. In September 1994, the line of credit was renewed and the available line raised to $750,000. The line of credit expires on September 1, 1996, however, the Company expects that a new facility will be in place prior to that date, as discussed below. Borrowings under this credit facility are collateralized by the Company's non-transportation based accounts receivable and the entire facility has been personally guaranteed by three significant shareholders of the Company, one of which is also an officer and director of the Company. At June 30, 1996, the Company had $750,000 of available funds under this credit facility.

In October 1995, the Company entered into a new financing agreement with an existing bank lender. The new agreement provides for an initial $1,250,000 revolving line of credit with the amount of available credit being reduced by $20,833 per month beginning December 1, 1995. Upon maturity at November 1, 1998, the balance of principal plus accrued interest then remaining outstanding and unpaid is payable in full. The note is secured by transportation revenues from eight (8) of the Company's pipeline systems which are also subject to a negative pledge to keep the pipelines free and clear of all liens and encumbrances. The facility has been personally guaranteed by three significant shareholders of the Company, one of which is also an officer and director of the Company. At June 30, 1996, the Company had no available funds under this credit facility.

In December 1995, the Company entered into a new financing agreement with a bank. The agreement provided for an initial $1,500,000 revolving line of credit with the amount of available credit being reduced by $17,860 per month beginning February 1, 1996. In May 1996, the agreement was amended to increase the available credit by $350,000 and adjust the monthly reduction of availability from $17,860 to $23,000. The $350,000 was drawn to fund the acquisition of ten gas gathering pipelines from TSGGC in May 1996.
(see Note 4). Upon maturity at January 15, 1999, the balance of principal plus accrued interest then remaining outstanding and unpaid is payable in full. In connection with this financing agreement, a $50,000 certificate of deposit and 100% of Magnolia's stock has been pledged as collateral and has been personally guaranteed by three significant shareholders of the Company, one of which is also an officer and director of the Company. At June 30, 1996, the Company had no funds available under this credit facility.

The Company believes that with the proceeds from the equity offering, its existing credit facilities, and funds provided by operations, the Company will be able to meet its operating cash needs for the foreseeable future. In addition, the Company is currently negotiating with a commercial bank to obtain a comprehensive credit facility which will facilitate financing on future construction projects or acquisitions. Such facility will likely include a working capital line of credit and a revolving facility to finance future acquisition or construction projects. There can, however, be no assurance that the Company will be able to obtain such financing.


PART II. OTHER INFORMATION

 ITEM 2.                Changes in Securities

Magnolia Pipeline Corporation ("Magnolia"), a wholly-owned subsidiary, has a revolving credit facility with a bank which prohibits the payment of dividends to Magnolia stockholders. As such, Magnolia's cash balance of $161,356 at June 30, 1996 is restricted from the payment of dividends. In addition, the Company has pledged a $50,000 certificate of deposit as collateral on the Magnolia revolving credit facility mentioned above.

 ITEM 6.                Exhibits and Reports on Form 8-K

 a.   Exhibits:

    3.1 Articles of Incorporation of Midcoast Energy Resources, Inc. (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1992.)

    3.2 Certificate of Amendment of Articles of Incorporation of Midcoast Energy Resources, Inc. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643)).

    3.3 Bylaws of Midcoast Energy Resources, Inc. (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1992.)

    4.1 Shareholder Agreement by and between Midcoast Energy Resources, Inc. and Bill G. Bray dated April 30, 1994 (Incorporated from Midcoast Form 10-KSB for the fiscal year ended December 31, 1994).

    4.2 Shareholder Agreement by and between Midcoast Energy Resources, Inc. and Duane S. Herbst dated April 30, 1994 (Incorporated from Midcoast Form 10-KSB for the fiscal year ended December 31, 1994).

    4.3 Shareholder Agreement by and between Midcoast Energy Resources, Inc. and Richard A. Robert dated April 30, 1994 (Incorporated from Midcoast Form 10-KSB for the fiscal year ended December 31, 1994).

    4.4 Shareholder Agreement by and between Midcoast Energy Resources, Inc. Iris J. Berthelot, II dated April 30, 1994 (Incorporated from Midcoast Form 10-KSB for the fiscal year ended December 31, 1994).

    4.5 Specimen Certificate for Share of Common Stock, par value $.01 per share (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643)).

    4.6 Representative's Warrents (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643)).

    4.7 Termination Agreement dated May 13, 1996 to terminate the Shareholders Agreement by and between Magic Gas Corp. (f/k/a Midcoast Natural Gas, Inc.), Stevens G. Herbst and Kenneth B. Holmes, Jr. dated
          November 16, 1992. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643)).

    4.8 Voting Proxy Agreement by and between Midcoast Energy Resources, Inc. Stevens G, Herbst, Kenneth B. Holmes, Jr., Rainbow Investments Company and Texas Commerce Bank National Association. (Incorporated by reference from Midcoast Registration Statement on Form SB-2
          (No. 333-4643)).

    4.9 Registration Rights Agreement by and between Midcoast Energy Resources, Inc.and Stevens G. Herbst. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643)).

   4.10 Registration Rights Agreement by and between Midcoast Energy Resources, Inc. and Kenneth B. Holmes, Jr. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643)).

   4.11 Registration Rights Agreement by and between Midcoast Energy Resources, Inc. and Rainbow Investments Company. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643)).

    27.1  Financial Data Schedule

 b.   Reports on Form 8-K:

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


 Date: August 16, 1996