Form 10QSB
period 1996-09-30
MIDCOAST ENERGY RESOURCES INC
filed 1996-11-15
CIK 276327

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                               FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the Quarterly Period Ended September 30, 1996

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

               1100 Louisiana, Suite 2050
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

     On September 30, 1996, there were outstanding 2,499,999 shares of the Company's common stock, par value $.01 per share.

     Transitional Small Business Disclosure Format.  Yes      No  X





               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                   Quarterly Report on Form 10-QSB for the
                      Quarter Ended September 30, 1996

                                                                    Page
                                                                   Number
PART I.  FINANCIAL INFORMATION

     Item 1.   Unaudited Financial Statements

               Consolidated Balance Sheets as of September 30, 1996
                and December 31, 1995

               Consolidated Statements of Operations for the nine months
                ended September 30, 1996 and September 30, 1995

               Consolidated Statement of Shareholders' Equity for
                the nine months ended September 30, 1996

               Consolidated Statements of Cash Flows for the nine months
                ended September 30, 1996 and September 30, 1995

               Notes to Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis of Results of Operations

PART II.  OTHER INFORMATION

SIGNATURE


                  MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                    ASSETS
                                                                        September 30,      December 31,
                                                                           1996                1995
                                                                      ---------------   -----------------
     CURRENT ASSETS:
      Cash and cash equivalents                                       $     1,951,152   $        106,152
      Accounts receivable, no allowance for doubtful accounts               3,322,185          2,319,667
      Asset held for resale                                                   210,447            210,447
                                                                       ---------------    ---------------
           Total current assets                                             5,483,784          2,636,266
                                                                       ---------------    ---------------

     PROPERTY, PLANT AND EQUIPMENT, at cost:
      Natural gas transmission facilities                                   8,717,605          7,365,421
      Investment in transmission facilities                                 1,287,887          1,284,609
      Oil and gas properties, using the full cost method of accounting        444,556            302,293
      Other property and equipment                                            218,483             85,819
                                                                       ---------------    ---------------
                                                                           10,668,531          9,038,142

     ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION                  (1,214,520)          (831,981)
                                                                       ---------------    ---------------
                                                                            9,454,011          8,206,161

     DEFERRED CONTRACT COSTS AND OTHER ASSETS, net of amortization            992,385            246,081
                                                                       ---------------    ---------------
           Total assets                                               $    15,930,180   $     11,088,508
                                                                       ---------------    ---------------

                    LIABILITIES & SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:
      Accounts payable and accrued liabilities                        $     2,643,671   $      2,086,138
      Current portion of deferred income                                       83,000             83,000
      Short-term borrowing from bank                                          -                   25,000
      Current portion of long-term debt payable to banks                      -                  540,998
                                                                       ---------------    ---------------
           Total current liabilities                                        2,726,671          2,735,136
                                                                       ---------------    ---------------

     LONG-TERM DEBT PAYABLE TO:
      Bank                                                                    -                2,926,947
      Shareholders and affiliates                                             -                1,033,822
                                                                       ---------------    ---------------
           Total long-term debt                                               -                3,960,769
                                                                       ---------------    ---------------

     DEFERRED INCOME                                                          172,917            235,167

     SHAREHOLDERS' EQUITY: (Note 3)
     5% cumulative preferred stock, $1 par value, 1 million
        shares authorized, 200,000 shares issued and outstanding
        with a liquidation preference of $1,183,665                           -                  200,000
     Common stock, $.01 par value, 10 million shares authorized,
        2,499,999 and 1,465,680 shares issued and outstanding at
        September 30, 1996 and December 31, 1995, respectively                 25,000             14,657
      Paid-in capital                                                      27,070,602         18,824,681
      Accumulated deficit                                                 (13,965,710)       (14,775,102)
      Unearned compensation                                                   (99,300)          (106,800)
                                                                       ---------------    ---------------
           Total shareholders' equity                                      13,030,592          4,157,436
                                                                       ---------------    ---------------
           Total liabilities and shareholders' equity                 $    15,930,180   $     11,088,508
                                                                       ---------------    ---------------

      The accompanying notes are an integral part of these consolidated financial statements.

                       MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)


                                                              For The Nine Months Ended
                                                       ----------------------------------
                                                         September 30,      September 30,
                                                             1996                 1995
                                                      ---------------   ---------------

     OPERATING REVENUES:
      Sale of natural gas and transportation fees   $     14,876,117   $     8,217,478
      Sale of pipeline                                        22,500           -
      Oil and gas revenue                                    141,691            31,324
                                                      ---------------   ---------------
           Total operating revenues                       15,040,308         8,248,802
                                                      ---------------   ---------------

     OPERATING EXPENSES:
      Cost of natural gas and transportation charges      12,421,814         6,995,382
      Cost of pipeline sold                                    2,153           -
      Production of oil and gas                               47,148             3,447
      Depreciation, depletion, and amortization              456,775           289,459
      General and administrative                             778,055           565,571
                                                      ---------------   ---------------
           Total operating expenses                       13,705,945         7,853,859
                                                      ---------------   ---------------

           Operating income                                1,334,363           394,943

     NON-OPERATING ITEMS:
      Interest expense                                      (283,269)         (227,636)
      Other income(expense), net                             (18,839)          (19,143)
                                                      ---------------   ---------------

     INCOME BEFORE INCOME TAXES                            1,032,255           148,164

     PROVISION FOR INCOME TAXES                                 -                 -
                                                      ---------------   ---------------
           Net income                                      1,032,255           148,164

     5% CUMULATIVE PREFERRED STOCK DIVIDENDS                 (22,863)          (44,265)
                                                      ---------------   ---------------
     NET INCOME APPLICABLE TO
      COMMON SHAREHOLDERS                           $      1,009,392   $       103,899
                                                      ---------------   ---------------


     NET INCOME PER COMMON SHARE                    $           0.58   $          0.07

     WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                                   1,728,449         1,431,317

  The accompanying notes are an integral part of these consolidated financial statements.

                  MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                     (UNAUDITED)

                                          5% Cumulative                                                                 Total
                                            Preferred      Common       Paid-in       Accumulated      Unearned       Shareholders'
                                              Stock         Stock       Capital         Deficit       Compensation      Equity
                                        --------------   ------------- -------------  -------------  --------------  --------------
BALANCE, December 31, 1995             $     200,000     $   14,657    $ 18,824,681   $(14,775,102)   $ (106,800)     $  4,157,436
 Issuance of 4,460 shares in connection
 with a financing agreement with an
 affiliate (Note 7)                            -                 45           5,955          -              -                6,000

 Vesting of 14,498 shares in connection
  with an employment contract entered
  into in April 1995                           -                -              -             -            19,500            19,500

 Issuance of 8,921 shares which are
  subject to a three year vesting
  schedule in connection with an
  employment agreement                         -                 89          11,911          -           (12,000)               -

 Issuance of 20,931 shares in connection
  with employee and director stock bonuses     -                209          26,483          -              -               26,692

 Redemption of 200,000 shares of 5%
  cumulative preferred stock (Note 3)      (200,000)            -            81,634          -              -             (118,366)

Sale of 1,000,000 shares of common
 stock (Note 3 )                               -             10,000       8,119,938          -              -             8,129,938

 Net income                                    -                -              -          1,032,255         -             1,032,255

 5% cumulative preferred stock dividends       -                -              -            (22,863)        -               (22,863)

Common stock dividends                         -                -              -           (200,000)        -              (200,000)
                                         -------------   -------------  -------------   -------------   ------------   -------------

BALANCE, September 30, 1996              $     -         $  25,000      $27,070,602    $(13,965,710)    $   (99,300)   $ 13,030,592
                                         -------------   -------------  -------------   -------------   ------------   -------------


  The accompanying notes are an integral part of these consolidated financial statements.

                           MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)


                                                                      For TheNine Months Ended
                                                                ----------------------------------
                                                                    September 30,   September 30,
                                                                      1996              1995
                                                                ---------------    ---------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income applicable to common shareholders             $     1,009,392     $     103,899
      Adjustments to arrive at net cash provided (used) in
      operating activities-
       Depreciation, depletion and amortization                        456,775           289,459
       Gain on sale of operating pipeline                              (20,347)               -
       Recognition of deferred income                                  (62,250)          (62,250)
       Increase in deferred tax asset                                  (40,000)               -
       Income on partnership investments                              (157,302)               -
       Issuance of common stock to employees                            38,886             4,475
      Changes in working capital accounts-
       (Increase) decrease in accounts receivable                   (1,004,943)          377,004
       Increase in accounts payable and
        accrued liabilities                                            453,373            66,698
                                                                 ---------------    ---------------

          Net cash provided by operating activities                    673,584           779,285
                                                                 ---------------    ---------------


     CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                          (1,611,474)       (3,794,472)
      Investment held for resale                                            -         (1,873,654)
      Investments in partnerhips and other                            (693,618)           (3,472)
                                                                 ---------------    ---------------

          Net cash used in investing activities                     (2,305,092)       (5,671,598)
                                                                 ---------------    ---------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
      Bank debt borrowings                                           4,283,000         3,290,000
      Bank debt repayments                                          (7,775,945)       (3,458,712)
      Proceeds from notes payable to
       shareholders & affiliates                                       100,000         2,046,272
      Repayments on notes payable to
       shareholders & affiliates                                    (1,133,822)           -
      Proceeds from notes payable                                           -          3,200,000
      Net proceeds from equity offering                              8,203,275            -
      Dividends on common stock                                       (200,000)           -

                                                                 ---------------    ---------------

          Net cash provided by  financing activities                 3,476,508           5,077,560
                                                                 ---------------    ---------------

     NET INCREASE IN CASH AND CASH EQUIVALENTS                       1,845,000             185,247
                                                                 ---------------    ---------------

     CASH AND CASH EQUIVALENTS, beginning of period                    106,152              65,921
                                                                 ---------------    ---------------

     CASH AND CASH EQUIVALENTS, end of period                   $    1,951,152      $      251,168
                                                                ---------------    ---------------

     CASH PAID FOR INTEREST                                     $      297,173      $      202,536
                                                                 ---------------    ---------------

     CASH PAID FOR INCOME TAXES                                 $          -        $        -
                                                                 ---------------    ---------------

      The accompanying notes are an integral part of these consolidated financial statements.


                    MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.      BASIS OF PRESENTATION

The accompanying unaudited financial information has been prepared by Midcoast Energy Resources, Inc. ("Midcoast" or "the Company") in accordance with the instructions to Form 10-QSB. The information furnished reflects all adjustments, all of which were of a normal recurring nature, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.It is suggested that the financial information be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

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

In July 1996, the Company's articles of incorporation were amended to increase the number of authorized common shares from 6,000,000 shares to 10,000,000 shares. In addition, the Board of Directors ("Board") authorized an approximate
4.46 for 1 stock split in connection with the Company's common stock offering discussed below.

On August 9, 1996, the Company's Registration Statement on Form SB-2 was declared effective by the U.S. Securities and Exchange Commission ("SEC"). On August 14, 1996, the Company sold 1,000,000 shares of its common stock at an offering price of $10.00 per share. The Company's stock is listed on the American Stock Exchange under the symbol "MRS". Under the terms of the underwriting agreement, the underwriters received warrants to acquire 100,000 shares at 142% of the initial offering price per share. The securities underlying these warrants are subject to piggyback registration rights. After deducting underwriting commissions and other underwriting expenses of the offering, proceeds of approximately $8,841,000 were received by the Company from the underwriter. The proceeds were used to repay indebtedness with the remainder applied to or acquisitions of pipelines and related assets.

 4.   PIPELINE CONSTRUCTION AND ACQUISITIONS

In May 1996, Magnolia Pipeline Corporation ("Magnolia"), a wholly-owned subsidiary, acquired nine gathering pipeline systems and one transmission pipeline system from Texas Southeastern Gas Gathering Company ("TSGGC"). The TSGGC systems were acquired pursuant to a purchase and sale agreement dated March 12, 1996 for a total purchase price of $390,000 less purchase price adjustments. These systems total approximately 113 miles of 2 inch to 10 inch diameter pipeline with associated equipment. Five systems are located in Alabama, and five systems are located in Mississippi. The bulk of the systems are located within 100 miles of Magnolia's existing system and it is the Company's intention to integrate the operation of these systems with Magnolias' systems. The acquisition was financed by amending a credit facility with a bank which was subsequently repaid as discussed in Note 6.

Construction of a two mile pipeline in Roane County, Tennessee was completed in August 1996 at a cost of approximately $425,000. The pipeline was constructed pursuant to a long-term transportation agreement with an industrial customer. The construction was financed from cash generated from operations and long-term bank financing which was repaid as discussed in Note 6.

In September 1996, Midcoast acquired the Quivera Gas Gathering System ("Quivera System") from Quivera Gas Company, a subsidiary of KOCH Industries, Inc., for cash consideration of approximately $270,000. The Quivera System, located in Mississippi and Louisiana, consists of approximately 16 miles of pipeline which gathers natural gas from three producing areas. The acquisition was funded from the proceeds of the common stock offering described in Note 3.

 5.   PARTNERSHIP INVESTMENTS

In January, 1996, the Company and three unaffiliated parties jointly formed Starr County Gathering System, a Joint Venture (the "Joint Venture"). The companies joined together for the purpose of acquiring, owning and operating pipelines. Effective January 1, 1996, the Joint Venture acquired a gas gathering system consisting of approximately 10 miles of pipeline located in Starr County, Texas from an unaffiliated third party. The Joint Venture paid cash consideration of $164,000 for the system. The Joint Venture financed the entire purchase price with a credit facility obtained from a commercial lender. Midcoast will act as manager of the Joint Venture and operate the systems.

On February 28, 1996, the Company and Resources Energy Development Company, L.L.C. ("Resource"), an unaffiliated third party, jointly formed Pan Grande, L.L.C. ("Pan Grande") a Texas Limited Liability Company each owning a 50% interest.The companies joined together for the purpose of acquiring, owning and operating pipelines. On March 1, 1996, Pan Grande acquired six gathering systems consisting of approximately 77 miles of pipeline located in Texas from an unaffiliated third party. Cash consideration of $1,000,000 was paid by Pan Grande for the systems. Pan Grande financed $800,000 of the acquisition with a credit facility obtained from a bank. Midcoast as 50% owner of Pan Grande has guaranteed 50% of the loan value. The remaining $200,000 of the purchase price was obtained through equal $100,000 capital contributions from Midcoast and Resource. Midcoast's $100,000 capital contribution was financed through a loan from an affiliate owned by an officer and director of the Company which was repaid in August 1996 (see Note 8).

In September 1996, Pan Grande acquired the Salt Creek natural gas pipeline system ("Salt Creek System") from Seahawk Natural Gas Company. Cash consideration of $650,000 was paid by Pan Grande of which Midcoast's share of $325,000 was funded from the proceeds of the common stock offering described in
Note 3. The Salt Creek System consists of approximately 39 miles of pipeline in Texas and currently transports gas for fuel use at the Salt Creek carbon dioxide injection plant and oil lifting unit operated by Mobil Exploration and Producing U.S.. Midcoast will act as manager of Pan Grande and operate all the systems.

 6.   BANK DEBT

In August 1996, the Company repaid all outstanding bank indebtedness totaling approximately $4,700,000 including accrued interest with proceeds from the common stock offering described in Note 3 and established a new $40 million credit facility with Bank One,Texas N.A.. The new credit facility provides for an initial borrowing availability of $10.5 million comprised of a $1.5 million working capital line of credit and a $9.0 million revolving line of credit (collectively the "Credit Agreement").Available credit under the revolving line will be reduced by $107,150 per month beginning October 1, 1996. However, the borrowing availability under each line will be subject to revision, on a semi-annual basis, based on the performance of the Company's existing assets and any asset dispositions or additions from new construction or acquisitions.

When borrowings under the Credit Agreement are less than 50% of available credit, at the Company's option, interest will accrue at the London Interbank Offering Rate plus 2.5% or the Bank One, Texas N.A. Base rate (currently 8.25%) plus .5%. When borrowings are greater than 50% of available credit, an additional .25% will be added to the above interest rates. In addition, the Company is subject to a non-recurring 1% facility fee as funds are borrowed, as well as, a 3/8% commitment fee payable quarterly on the unused portion of borrowing availability. The facility is secured by all accounts receivable, contracts, and a first lien security interest in the pipeline systems.

 7.    CONTINGENCIES

In September 1996, an involuntary bankruptcy petition was filed against Stewart Petroleum Company ("Stewart") who operates the West McArthur River (WMRU) production field and pipeline in Alaska in which Midcoast invested. The Company receives a throughput fee for all oil and natural gas transported through the WMRU pipeline. The Bankruptcy Court has not ruled on the petition, nor on the validity of any claims against Stewart. The payment of the Company's throughput fees since August production have been suspended, and only those claims which are"necessary to avoid immediate and irreparable harm to the Stewart estate" have been allowed to be paid by the court. However, it is the Company's belief that its position is adequately protected and as such is continuing to accrue revenue for the throughput fees during August and September 1996 which amount to $46,222.

 8.    RELATED PARTY TRANSACTIONS

In March 1996, the Company borrowed $100,000 from an affiliate owned by a former officer and director of the Company for its equity contribution in Pan Grande (see Note 5) pursuant to a promissory note. The note bore interest at the prime rate plus 2.5% and was payable in 59 monthly installments of $1,667 plus accrued interest and a final installment at March 15, 2001 in the amount of the remaining principal and accrued interest then outstanding and unpaid. The note was secured by the Company's interest in Pan Grande. The affiliate committed to lend up to an additional $75,000 in the event an additional system was purchased by Pan Grande. In consideration for the financing of the equity contribution and the commitment for additional financing, the Company issued the affiliate 4,460 shares of the Company's common stock. As discussed below, the note was repaid in August 1996.

In July and August 1996, Midcoast repaid all outstanding related party indebtedness which included three notes with an aggregate principal balance of $473,822 and accrued interest of $10,849 using cash flow generated from operations and the proceeds from the common stock offering described in Note 3.

In July 1996, $250,000 was paid to a related party to repurchase a 5% net revenue interest in Magnolia's earnings before interest, income taxes and depreciation granted to the related party as additional consideration for providing financing to Midcoast for the acquisition of Magnolia in 1995.

 9.   SUBSEQUENT EVENTS

In October 1996, Midcoast consummated the acquisition of the Harmony gas processing plant and pipeline system ("Harmony System") from KOCH Hydrocarbons Company, a division of KOCH Industries, Inc. for cash consideration of approximately $3,640,000, subject to purchase price adjustments. The effective date of the acquisition was August 1, 1996. The Harmony system gathers gas from producing fields located in Mississippi. It consists of over 150 miles of high and low pressure gas gathering pipeline with 4620 horsepower of field and inlet compression. The processing plant is a refrigerated propane natural gas liquid extraction plant with design capacity of over 20 MMCF/d. The plant has sulfur extraction as well as full fractionation facilities and markets propane, butanes, natural gasoline, condensate and sulfur. The acquisition was partially funded with proceeds from the Company's sale of common stock described in Note 3 and the remainder was financed through the revolving line of credit on the new $40 million credit facility discussed in Note 6.

In October 1996, Midcoast acquired four natural gas gathering pipelines from Esperanza Transmission Corporation for cash consideration of $810,000. All four pipelines are located in southern Texas and collectively include 19.5 miles of pipeline which gather natural gas from producing fields in the area. The acquisition was financed using the new revolving line of credit with Bank One, Texas N.A. discussed in Note 6.

In October 1996, Midcoast acquired three natural gas pipeline systems from Libra Energies, Inc. for cash consideration of $280,000. Two of the pipeline systems supply natural gas to industrial customers in Texas and the third gathers natural gas from two producing wells in Mississippi. The three pipeline systems are collectively approximately 20 miles in length. The acquisition was financed using the new revolving line of credit with Bank One, Texas N.A. discussed in Note 6.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF

                 OPERATIONS

 Results of Operations

 Operating Revenues:

Operating revenues generated during the nine months ended September 30, 1996 totaled approximately $15.0 million as compared to $8.2 million through September 30, 1995 which represents an 82% increase in 1996. The numerous pipeline acquisitions made during the second half of 1995 and during 1996 are partially responsible for the increase. The primarily reason is related to increased gas marketing opportunities where the Company has a fixed asset investment. Natural gas sales on Company owned pipeline systems increased from $5.4 million through September 30, 1995 to $10.3 million during the nine months ended September 30, 1996.

 Operating Expenses:

Operating expenses for the nine months ended September 30, 1996 totaled approximately $13.7 million, or 75% higher than the comparable 1995 period. As explained in the preceding section, the primary explanation for the increase can be attributed to increased gas marketing transactions where the Company has a fixed asset investment.

Depreciation, depletion, and amortization expense was approximately $457,000 in 1996, as compared to approximately $289,000 in 1995. The increase in 1996 is primarily attributable to the acquisition of Magnolia on August 1, 1995.

General and administrative expenses incurred for the nine months ended September 30, 1996 were approximately $778,000 or $212,000 (38%) higher than for the same period in 1995. Of the total $212,000 increase in 1996, approximately $181,000 is related to higher personnel costs. During 1996, the Company hired an employee with extensive business development experience in the energy industry in order to further develop the Company's current and future pipeline systems. Furthermore, three additional field operations personnel were hired in 1996 to ensure the proper maintenance of the numerous pipelines constructed or acquired in late 1995 and 1996. Also, approximately $39,000 in stock compensation was granted to employees in April 1996. All other general and administrative expenses in 1996 have not been significantly affected by the Company's tremendous growth due to the Company's ongoing effort to control expenses and effectively assimilate new business using existing resources.

Interest expense through nine months of 1996 and 1995, was approximately $283,000 and $228,000, respectively. The Company was servicing an average of approximately $3.8 million in debt through September 30, 1996 as compared to an average of $3.1 million in debt through September 30, 1995.

The increased debt service in 1996 is attributable to the acquisition of Magnolia in August 1995 and the TSGGC pipelines in May 1996.

 Earnings:

The Company recognized operating income and net income of $1,334,363 and $1,009,392 respectively, for the nine months ended September 30, 1996 as compared to operating income and net income of $394,943 and $103,899 for the nine months ended September 30, 1995. Despite a 58% increase in depreciation, depletion and amortization expense in 1996, operating income increased by $939,420 over 1995. The primary factors which contributed to the increase in operating earnings in 1996 was the transportation revenue generated by Magnolia and gas processing revenue generated from the acquisition of the Harmony Gas Processing Plant effective August 1, 1996. The Company anticipates Magnolia's income levels to be seasonal in nature with the greatest income to be generated during the winter months.

Another factor which contributed to higher earnings in 1996 versus 1995 was the increased gas sales to customers where the Company has a fixed asset investment. The colder than expected winter temperatures forced gas prices and demand higher. As a result, the Company was able to sell gas at slightly higher margins than is typical of gas marketing transactions.

 Capital Resources and Liquidity

As a result of the common stock offering discussed in Note 3, the Company was able to repay all outstanding debt and accrued interest of approximately $5,185,000 and retain approximately $3,019,000 of additional working capital to fund the construction and/or acquisition of new pipeline systems. In addition, the Company has historically been able to fund its capital requirements through cash flow from operations and borrowings from affiliates and commercial lenders. For the year ended December 31, 1995, the Company generated cash flow from operations before changes in working capital accounts of approximately $2,476,000. For the nine months ended September 30, 1996, the Company generated cash flow from operations before changes in working capital accounts of approximately $1,225,000. Furthermore, considering the numerous pipeline additions the Company has made during 1996, the Company expects its cash flow generated from operations to continue to improve.

In August 1996, a new $40 million credit facility was established with Bank One, Texas N.A.. The new credit facility provides for an initial borrowing availability of $10.5 million comprised of a $1.5 million working capital line of credit and a $9.0 million revolving line of credit (collectively the "Credit Agreement"). Available credit under the revolving line will be reduced by $107,150 per month beginning October 1, 1996. However, the borrowing availability under each line will be subject to revision, on a semi-annual basis, based on the performance of the Company's existing assets and any asset dispositions or additions from new construction or acquisitions. As a result of the numerous acquisitions made since inception of the new credit facility in August 1996, the Company anticipates that the borrowing availability will be raised after the first semi-annual review in the first quarter of 1997.

The Company believes that with its existing credit facility and funds provided by operations, the Company will be able to meet its operating cash needs for the foreseeable future.

 PART II. OTHER INFORMATION

 ITEM 2.                Changes in Securities

Information regarding changes in securities has been provided in Part I of this Form 10-QSB. Note 3 of the Notes to Consolidated Financial Statements specifically describes changes which affected both the preferred and common stock shareholders.


 ITEM 6.                Exhibits and Reports on Form 8-K

 a.   Exhibits:

    2.1 Agreement for Sale and Purchase of Harmony Gas Processing Plant and Related Gathering System dated October 3, 1996 by and between KOCH Hydrocarbon Company, Division of KOCH Industries, Inc. and Midcoast Holdings No. One, Inc. (Incorporated by reference from Midcoast Form 8-K dated October 21, 1996)

    3.1 Articles of Incorporation of Midcoast Energy Resources, Inc. (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1992.)

    3.2 Certificate of Amendment of Articles of Incorporation of Midcoast Energy Resources, Inc. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643)).

     3.3 Bylaws of Midcoast Energy Resources, Inc. (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1992.)

     4.1 Specimen Certificate for Share of Common Stock, par value $.01 per share (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643)).

     4.2 Representative's Warrants (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643)).

     4.3 Termination Agreement dated May 13, 1996 to terminate the Shareholders Agreement by and between Magic Gas Corp. (f/k/a Midcoast Natural Gas, Inc.), Stevens G. Herbst and Kenneth B. Holmes, Jr. dated November 16, 1992. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643)).


    4.4 Voting Proxy Agreement by and between Midcoast Energy Resources, Inc. Stevens G, Herbst, Kenneth B. Holmes, Jr., Rainbow Investments Company and Texas Commerce Bank National Association. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643)).

    4.5 Registration Rights Agreement by and between Midcoast Energy Resources, Inc.and Stevens G. Herbst. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643)).

    4.6 Registration Rights Agreement by and between Midcoast Energy Resources, Inc. and Kenneth B. Holmes, Jr. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643)).

    4.7 Registration Rights Agreement by and between Midcoast Energy Resources, Inc. and Rainbow Investments Company. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643)).

   10.1 Credit Agreement dated August 22, 1996 by and between Bank One, Texas N.A. and Midcoast Energy Resources, Inc.; Magnolia Pipeline Corporation and H&W Pipeline Corporation.

   10.2 Purchase and Sale Agreement dated March 12, 1996 by and between Texas Southeastern Gas Gathering Company and Magnolia Pipeline Corporation. (Incorporated by reference from Midcoast March 31, 1996 Form 10-QSB dated May 15, 1996)

   10.3 Amendment dated May 8, 1996 to the Purchase and Sale Agreement by and between Texas Southeastern Gas Gathering Company and Magnolia Pipeline Corporation dated March 12, 1996. (Incorporated by reference from Midcoast March 31, 1996 Form 10-QSB dated May 15,
          1996)

    27.1  Financial Data Schedule

 b.   Reports on Form 8-K:

      None

                            Signature


 In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 MIDCOAST ENERGY RESOURCES, INC.
 (Registrant)



 BY:    /s/ Richard A. Robert
        Richard A. Robert
        Treasurer
        Principal Accounting Officer
        Principal Financial Officer

 Date: November 14, 1996