Form 10KSB
period 1996-12-31
MIDCOAST ENERGY RESOURCES INC
filed 1997-03-31
CIK 276327

------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _______

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

 SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: Common Stock,
                            Par Value $.01 Per Share

       SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT: None

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [X]                    No [ ]

           Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

           The revenues for the fiscal year ended December 31, 1996 were $29,415,333.

           The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates of Registrant as of February 28, 1997 was $11,052,952. For the purposes of the determination of the above stated amount only, all directors, executive officers, and shareholders owning in excess of 5%of the Registrant's common stock are presumed to be affiliates.

           Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

           The number of shares of Common Stock, par value $.01 per share, outstanding as of March 31, 1997 was 2,499,999.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the Registrant's definitive proxy statement to be filed with the Commission on or before April 30, 1997, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

================================================================================

                               TABLE OF CONTENTS

                                    Part I
                                                                          PAGE

Item    1.  Business..............................................           3

Item    2.  Properties............................................          11

Item    3.  Legal Proceedings.....................................          14

Item    4.  Submission of Matters to a Vote of Security Holders...          15


                                    Part II

Item    5.  Market for Registrant's Common Equity
              and Related Stockholder Matters.....................          15

Item    6.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................          16

Item    7.  Financial Statements..................................          21

Item    8.  Changes In and Disagreements With
              Accountants on Accounting and Financial Disclosure..          39


                                   Part III

Item    9.  Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16 (a) of the
              Exchange Act........................................          39

Item  10.   Executive Compensation................................          39

Item  11.   Security Ownership of Certain Beneficial
              Owners and Management...............................          39

Item  12.   Certain Relationships and Related
              Transactions........................................          39

                                    Part IV

Item  13.   Financial Statement Schedule, Exhibits and Reports on Form 8-K  39

                                     PART I

ITEM  1.  BUSINESS

GENERAL

      Midcoast Energy Resources, Inc., its subsidiaries and affiliate companies (referred to collectively as the "Company" or "Midcoast"), is a company primarily engaged in the construction, acquisition, and operation of pipelines for end-users, as well as the transmission, gathering and processing of natural gas and crude oil. At December 31, 1996, forty- seven intrastate pipeline systems are owned or operated by the Company in Alabama, Alaska, Kansas, Louisiana, Mississippi, New York, Oklahoma, Tennessee and Texas, with 27 of the Company's pipelines being acquired or constructed during 1996. Natural gas marketing operations, pipeline dispositions and, to a lesser degree, oil and gas production supplement the Company's core pipeline business. The Company's principal growth and business strategy is to acquire or build pipelines to serve the end-user market while also continuing to pursue opportunities in transmission, gathering and processing of natural gas, other hydrocarbons and non-hydrocarbon fluids or gases.

      On August 9, 1996, the Company's Registration Statement on Form SB-2 was declared effective by the U.S. Securities and Exchange Commission ("SEC"). On August 14, 1996 the Company sold 1,000,000 shares of its common stock at an offering price of $10.00 per share and its stock began trading on the American Stock Exchange under the symbol "MRS." After deducting underwriting commissions and other underwriting expenses of the offering, proceeds of approximately $8,841,000 were received by the Company from the underwriter. The proceeds were used to repay indebtedness and to acquire pipelines and related assets. Immediately prior to the offering, the Company's common stock was split on a
4.460961 for 1 basis.

      The Company leases its principal executive offices at Suite 2950, 1100 Louisiana Street, Houston, Texas, 77002, and its telephone number is (713) 650-8900.

REVENUE COMPONENTS

      The Company derives its revenues from four primary sources: (i) transportation fees from pipeline systems owned by the Company, (ii) the marketing of natural gas, (iii) the processing and treating of natural gas, and
(iv) the purchase and resale of pipeline systems.

      Transportation fees are received by the Company for transporting gas owned by other parties through the Company's pipeline systems. Typically, very little incremental operating or administrative overhead cost is incurred by the Company to transport gas through its pipeline systems thus, a substantial portion of transportation revenues can be recognized as operating income by the Company.

      The Company's gas marketing revenues are realized through the purchase and resale of natural gas. Generally, gas marketing activities will generate higher revenues, and correspondingly higher expenses, than those revenues and expenses associated with transportation activities. This relationship exists because, unlike revenues derived from transportation activities, gas marketing revenues, and associated expenses, include the full commodity price of the natural gas. The operating income the Company recognizes from its gas marketing efforts is the difference between the price at which the gas was purchased and the price at which it was sold to the Company's customers.

      The Company's natural gas processing revenues are realized from the extraction and sale of natural gas liquids ("NGLs") such as ethane, butanes, and natural gasoline from a natural gas stream. Once extracted, NGLs are further separated in fractionation facilities and sold to wholesalers. Typically, the Company enters into agreements with natural gas producers wherein the Company and the producer share in the revenue generated from the sale of the NGLs extracted at the Company's facilities.

      In the past, the Company has also derived significant revenues by capitalizing upon opportunities in the industry to sell pipeline systems or assets associated with the Company's pipeline systems on favorable terms as the Company receives offers for such systems which are suited to another company's pipeline network.

BUSINESS AND GROWTH STRATEGY

      The Company's principal business and growth strategy is to acquire or build pipelines to serve the end-user market while also continuing to pursue acquisition, construction or disposition opportunities in transmission, gathering and processing of natural gas, other hydrocarbon and non-hydrocarbon fluids or gases. The Company will continue to seek to implement its strategy by taking advantage of a number of market conditions and competitive factors, including: (i) pursuing natural gas users in the chemical and manufacturing industries who are seeking alternative suppliers to their local distribution companies ("LDCs") due to new opportunities that may arise from regulatory changes, (ii) aggressively seeking acquisition opportunities for end-user, gathering, or transmission pipelines which result from divestitures by other companies due to regulatory or strategic factors, or because the systems were only incidentally acquired by the other company as a result of a larger acquisition or merger, and (iii) capitalizing on the fact that many of the Company's existing pipeline systems have the capacity to transport increased volumes of natural gas which enable them to meet natural gas demand increases in the area without requiring construction of additional facilities. The various operations of the Company involve the following activities:

      END-USERS. A large portion of the Company's revenue is derived from contracting with industrial end-users or electrical generating facilities to provide natural gas and natural gas transportation services to their facilities through interconnect or bypass gas pipelines constructed by the Company. End-user pipelines provide the Company's customers with a supply of natural gas as an alternative to their current energy source, which is usually an LDC. Frequently, the Company is able to offer its end-user customers rates lower than the customer's LDC. The Company's contracts with end-user customers typically provide for the payment of a transportation fee by the customer based on the volume of gas transported through the Company's pipeline. In many of the Company's contracts the customer has guaranteed a minimum amount of natural gas to be transported. The Company also offers its end-user customers gas marketing services enabling them to purchase their gas supply from the Company but without any obligation to do so. The Company strives to structure the terms and transportation fees for its end-user systems in such a way as to provide an acceptable rate of return regardless of any gas marketing revenues. Eighteen of the Company's systems are end-user pipelines.

      TRANSMISSION. The Company's three transmission pipelines primarily receive and deliver natural gas to and from other pipelines, but may also involve some gathering functions. Effective August 1995, the Company significantly expanded its gas transmission pipeline activities by acquiring Magnolia Pipeline Corporation ("Magnolia"), the principal asset of which is an approximately 111-mile, primarily 16 inch to 24 inch, natural gas transmission line and compressor station located in central Alabama (the "Magnolia System").

      GATHERING. The Company's gathering systems typically consist of a network of small diameter pipelines which collect gas or crude oil from points near producing wells and transport it to larger pipelines for further transmission. Gathering systems may include meters, separators, dehydration facilities, and other treating equipment owned by the Company or others. The Company derives revenues from gathering systems by transporting gas or crude oil owned by others through its pipelines for a transportation fee, by purchasing gas and utilizing its pipelines to transport the gas to a customer in another location where the gas is resold or, in certain instances, by purchasing gas and arranging for the delivery and resale of an equivalent quantity of gas to a customer not directly served by the Company's pipelines. Transactions with customers not directly served by the Company's pipelines are typically accomplished by entering into agreements whereby the Company exchanges gas in its pipelines for gas in the pipelines of other transmission companies. The Company currently owns an interest in or operates twenty-six gathering systems.

      NATURAL GAS PROCESSING. The Company entered the natural gas processing business in October 1996 with its purchase of a 150 mile gathering system and gas processing plant in central Mississippi (the "Harmony System") from a division of Koch Industries, Inc. ("Koch"). See "-- Pipeline Construction, Acquisition and Disposition." Harmony's gas plant includes a refrigerated propane NGL extraction plant with sulphur removal and full fractionation facilities. Gas is gathered from numerous producers through the Harmony gathering system and transported to the plant, where it is separated into NGLs, residue gas, and sulphur. The NGLs and sulphur are then sold to various wholesalers and the residue gas is sold at the plant's tailgate. The Company's processing operations can be adversely affected by a decline in NGL prices, declines in gas throughput, or increase in shrinkage or fuel costs.

      GAS MARKETING. The majority of the Company's gas marketing activities occur on pipeline systems owned by the Company and for those customers served by the Company's pipeline systems. The Company's marketing activities include providing gas supply and sales services to some of its end-user customers by purchasing the gas supply from other marketers or pipeline affiliates and reselling the gas to the end-user. The Company also purchases gas directly from well operators on many of the Company's gathering systems and resells the gas to other marketers or pipeline affiliates. Typically, there are more marketing opportunities associated with the Company's gathering systems since many of the well operators lack the desire, expertise, or aggregate volumes to effectively market their product on their own. Many of the contracts pertaining to the Company's gas marketing activities are month-to-month spot market transactions with numerous gas suppliers or producers in the industry. Such contracts contain no ongoing obligation by the Company to provide for or purchase future gas supplies.

      Generally, the Company purchases the gas under contracts that contain terms which provide for a price determination based upon prevailing market conditions. Simultaneous with the purchase of gas by the Company, the Company resells the gas at a higher price under a sales contract which is comparable in its terms to the purchase contract, including any price escalation provisions. The Company earns a margin on such contracts equal to the difference between the purchase price paid by the Company for such gas supply and the price at which the gas is then resold. Typically, gas marketing is characterized by small margins since there are numerous companies of greatly varying size and financial capacity who compete with the Company in the marketing of natural gas. Accordingly, historical operating income associated with this revenue stream has varied depending on market conditions. The Company believes the marketing of gas is an important complement to its transportation services, and will be an ongoing part of the Company's operations.

      GROWTH STRATEGY. The Company believes that its experience in the strategic location, design, engineering, construction and operation of pipelines, as well as in federal, state and local regulatory matters involving pipelines, makes it well positioned to continue to take full advantage of changes in the natural gas industry. Growth is anticipated primarily through aggressively pursuing the industrial end-user market by acquiring and constructing new pipeline systems. The Company believes that it is one of the few independent companies in the industry which has pursued supplying the industrial end-user market through new pipeline connections. As more chemical and manufacturing companies seek alternatives to their LDCs for their natural gas supply, the Company and its personnel will offer the expertise they have gained through their involvement in the regulatory permitting, construction, and operation of eighteen end-user pipelines in six states. The Company will also continue to expand its current market base by working with many of its existing customers, such as Mid-America Pipeline Company ("Mapco"), Owens-Corning Fiberglas Corporation ("Owens"), Koch and Tyson Foods, Inc. ("Tyson"), to provide natural gas service to additional facilities operated by these customers.

      The Company typically designs its systems to transport greater volumes than needed in the immediate future to provide capacity to accommodate growth in natural gas consumption and production in proximity to the pipeline systems. As a result, the Company believes that under existing conditions, its pipeline systems can quickly increase their volumes with little capital expenditure should additional demand develop in these areas. The Company also benefits from lower overhead than major interstate carriers and LDCs and the resultant ability to offer reduced rates which should allow it to compete effectively with entrenched LDCs and gas transmission carriers for their existing and new end-user customers.

      Recent regulatory changes have led to an overall consolidation of the gathering and transmission pipeline segments in the industry. These consolidations have resulted in increased opportunities for pipeline acquisitions by the Company as major pipeline companies divest themselves of pipeline systems only incidentally acquired by them in connection with larger acquisitions or as a result of their divestitures of such pipeline systems due to internal changes in their strategic focus. For example, in 1995 and 1996, the Company acquired ownership of, or interests in, 31 pipeline systems, including end-user, gathering and transmission lines, from major pipeline companies. Moreover, the Company's acquisitions in 1995 of Magnolia and Five Flags Pipe Line Company ("Five Flags"), as well as the acquisitions in 1996, by an affiliate, of seven pipeline systems from Seahawk Natural Gas Company ("Seahawk"), the acquisition by the Company, through its wholly-owned subsidiary, Magnolia, of ten pipeline systems from Texas Southeastern Gas Gathering Company ("TSGGC") and the acquisition of the Harmony System from a division of Koch further illustrate the existence of such opportunities in the marketplace and the Company's ability to rapidly capitalize on them. Not only has the industry trend to consolidate increased the availability of attractive acquisitions in the market place but the overall consolidation in the industry has also presented the Company with advantageous opportunities to sell pipeline systems which the Company owns, such as Five Flags, on favorable terms. The Company will continue to consider and evaluate such divestiture opportunities as the Company receives favorable offers for their existing systems or assets. See "--Pipeline Construction, Acquisition and Disposition" and " Properties."

PIPELINE CONSTRUCTION, ACQUISITION AND DISPOSITION

      During 1996, the Company constructed or acquired ownership of, or interests in, 29 pipelines, 22 of which were gathering systems, one of which was a transmission line and six of which were end-user pipelines. See " Properties." The Company remains actively engaged in seeking pipeline acquisitions and construction opportunities. The Company plans to evaluate investments in pipelines which involve not only natural gas, but also liquified petroleum gas, as well as both hydrocarbon and non-hydrocarbon gases, such as nitrogen. Management believes that more acquisition opportunities will become available as major pipeline companies divest systems due to regulatory considerations or need to spin-off smaller non-strategic systems acquired in connection with larger acquisitions. The Company believes it can capitalize on these opportunities due to the strategic locations of its pipelines and proximity to other companies' pipeline systems and in large part to the Company's experience and relationships with others in the pipeline industry.

      CONSTRUCTION OF SYSTEMS. In most instances, the Company contracts for the construction of its pipeline projects on the basis of a competitive bidding process. The bids received are usually based on a price per foot for the installation of the pipeline, boring under roads or railroads, other directional bores and environmental restoration services. Usually, the same contractor is also retained on most construction projects to install the meter stations for volume measurements at either end of the pipeline system, on a cost plus basis. During the actual construction phase of a project, the Company has at least one, and in most instances two, Company project managers or inspectors at the construction site, who are in charge of ensuring that the engineering specifications are implemented and who manage the day-to-day construction activities. Depending on the size of the particular construction project, the Company may hire additional contract inspectors to support and work with the Company's personnel in the management of the construction project.

      The Company's recent activities in pursuit of acquisition, construction or disposition opportunities in transmission and gathering of natural gas include the following:

      MAGNOLIA SYSTEM ACQUISITION. Effective August 1995, the Company acquired 100% of the outstanding capital stock of Magnolia. Magnolia's principal asset consists of approximately 111 miles of 6 inch to 24 inch gas pipelines and an approximately 4000 horsepower compressor station, located in central Alabama. Magnolia was purchased from a subsidiary of The Williams Companies ("Williams") for a total purchase price of $3,200,000, and the Company assumed the operations of the pipeline in September 1995. Williams had acquired Magnolia as part of its acquisition of Transco Energy Company ("Transco"), earlier in 1995. The Magnolia System is primarily a transmission pipeline with interconnections to one major interstate pipeline and one major intrastate pipeline. The system also includes some gathering lines which connect coal-seam gas production in the Black Warrior Basin with the Magnolia System. There is the potential for several interconnections to other pipelines in the area which could provide additional supply or market options for gas on the Magnolia System. These additional interconnections could enhance Magnolia's revenues and will be pursued by the Company. See also "Properties."

      FIVE FLAGS SYSTEM ACQUISITION AND DISPOSITION. In September 1995, the Company and Rainbow Investments Company, a Texas corporation controlled by a former director and officer of the Company ("Rainbow"), jointly reacquired 100% of the outstanding capital stock of Five Flags, which the Company had previously owned until September 1993, from an affiliate of The Coastal Corporation ("Coastal"). Total cash consideration of $2,052,000 was paid to Coastal, of which the Company's share was $1,872,450 for 91.25% of Five Flags' capital stock. In October 1995, the Company and Rainbow jointly sold 100% of the capital stock of Five Flags to Koch Gateway Pipeline Company for cash consideration of $4,664,865. After retiring the purchase money note, the net proceeds to the Company from the sale of Five Flags were $2,183,226.

      SEAHAWK ACQUISITION. In February 1996, the Company formed Pan Grande Pipeline, L.L.C. , a Texas limited liability company ("Pan Grande") with Resource Energy Development Company, L.L.C., a North Carolina limited liability company ("Resource"). The Company and Resource each owned 50% of Pan Grande. Subsequent to its formation, Pan Grande entered into an agreement with Seahawk to acquire six onshore gas gathering and transmission systems. Seahawk was acquired by Tejas Power Corporation ("TPC"), as part of TPC's acquisition of substantially all of the pipeline systems owned by Seagull Energy Corporation. The six systems, the Allen Hill, Chapa, Guadalupe, Guerra, Loma Novia, and Puckett Systems, are located in Tom Green, Live Oak, Culberson and Loving, Webb and Duval, Duval and McMullen and Pecos counties, Texas respectively. A seventh system, the Salt Creek, located in Kent and Scurry counties in Texas, was also acquired from Seahawk by Pan Grande in September 1996. Together the seven systems comprise approximately 116 miles of natural gas gathering and transmission lines with a design throughput of 175 million cubic feet of natural gas per day. The purchase of the seven systems by Pan Grande was financed with capital contributions from the Company and Resource and with a five-year note from a bank to Pan Grande . In August

1996, Resources sold its interest in Pan Grande to four companies. The Allen Hill and Puckett systems were sold in September 1996 for a profit of approximately $60,000. See "Properties -- Pipeline Systems."

      TEXAS SOUTHEASTERN GAS GATHERING COMPANY. In May 1996, the Company, through its wholly-owned subsidiary, Magnolia, acquired nine gathering pipeline systems and one transmission pipeline system from TSGGC. The systems were acquired pursuant to a purchase and sales agreement dated March 12, 1996 for a total purchase price of $390,000 less purchase price adjustments giving effect to operating income since the effective date of January 1, 1996. These systems total approximately 113 miles of 2 inch to 10 inch diameter pipeline with associated equipment. Five systems (Fayette, Happy Hill, Moores Bridge, Detroit and Sizemore) are located in Alabama, and five systems (Millbrook, Greenwood Springs, Heidelberg-TGP, Heidelberg-Koch and Baxterville) are located in Mississippi. The bulk of the systems are located within 100 miles of the Magnolia System. The Company has integrated the operation of these systems with the Magnolia System. TSGGC had acquired these systems in 1994 as part of a larger acquisition package. See " Properties -- Pipeline Systems."

      HARMONY SYSTEM. In October 1996, Midcoast consummated the acquisition of the Harmony System from Koch Hydrocarbons Company, a division of Koch, for cash consideration of approximately $3,640,000, subject to post purchase price adjustments. The Harmony System gathers gas from producing fields located in Mississippi. It consists of over 150 miles of high and low pressure gas gathering pipeline with 4620 horsepower of compression. The processing plant is a refrigerated propane natural gas liquid extraction plant with design capacity of over 20 MMcf/d. The plant has sulfur extraction as well as full fractionation facilities and markets propane, butanes, natural gasoline, condensate and sulfur. See "Properties -- Pipeline Systems."

      ESPERANZA. In November 1996, Midcoast acquired four natural gas gathering pipelines from Esperanza Transmission Corporation for cash consideration of $810,000. All four pipelines are located in southern Texas and collectively include 19 miles of pipeline which gather natural gas from producing fields in the area. See "Properties -- Pipeline Systems."

      ATRION ENERGY SUBSIDIARIES. In March 1997, the Company entered into a definitive purchase and sale agreement (the "Agreement") to acquire the stock of three subsidiaries of Atrion Corporation ("Atrion") for cash consideration of approximately $39.4 million subject to post closing adjustments and $2 million of deferred contingent payments to be paid in equal amounts over an eight-year period (the "Consideration"). The Consideration was determined through extensive negotiations between the Company and Atrion . The Agreement contains representations and warranties, indemnities and conditions to closing customary to transactions of this type. The three subsidiaries include Alabama-Tennessee Natural Gas Company ("ATNG"), Tennessee River Intrastate Gas Company, Inc. ("TRIGAS") and AlaTenn Energy Marketing Company, Inc. ("ATEMCO") (collectively the "Atrion Subsidiaries"). ATNG owns and operates a 288 mile interstate pipeline, with two compression stations, that runs from Selmer, Tennessee to Huntsville, Alabama. The system serves an eight county area in Alabama, Mississippi and Tennessee. Gas transportation customers include 17 municipalities and 8 industrial companies. The system is certificated by the Federal Energy Regulatory Commission ("FERC") to deliver approximately 133,000 MMBtu of firm transportation per day. TRIGAS owns and operates a 38 mile pipeline extending from Barton, Alabama to Courtland, Alabama that was originally constructed to transport gas to an industrial customer's cogeneration facility. TRIGAS has since constructed facilities to also serve a second industrial customer. ATEMCO is a natural gas marketing company which primarily services the natural gas needs of the customers on ATNG and TRIGAS. The acquisition has been approved by the board of directors of both the Company and Atrion; however, the acquisition is subject to certain regulatory approvals, and approval by Atrion's shareholders. Consummation of the transaction is anticipated during the second quarter of 1997 with financing to be provided by Bank One, Texas N.A. under the Company's existing credit facility.

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

      During the year ended December 31, 1996, the Company derived approximately 31% and 15% of its natural gas sales and transportation revenues from Mapco and affiliates, and Westlake Petrochemicals Corporation ("Westlake"), respectively. Mapco is a Fortune 500 natural gas liquids pipeline company. The Company furnishes natural gas to Mapco and its affiliates through various pipeline systems in several states for fuel to nine turbine pump stations and a main fractionation facility owned by Mapco under several long-term agreements. Westlake is an international petrochemicals company. The Company supplies Westlake's ethylene/styrene plant complex in Louisiana through a pipeline under an agreement entered into in June 1993 containing a three-year primary and seven-year secondary term, respectively. A majority of the Mapco and Westlake agreements provide for guaranteed minimum cumulative volume restrictions and additional transportation fees to be paid to the Company for actual volumes transported. The Westlake agreement also provides for an option to purchase the pipeline for a nominal fee after the end of the primary term, with notice to the Company, should an event impair Westlake's ability to transport gas to their facilities. Furthermore, the Westlake agreement provides that Westlake pay a fixed monthly operations fee to the Company, adjusted annually by current price indices. In addition, Westlake has periodically purchased a portion of its gas supply from the Company. The Company has many other long-term commitments with significant customers. See "Properties".

SALES AND MARKETING

      The Company aggressively pursues new acquisition opportunities, as well as end-user and gathering customers. As such, the Company relies on its management team to identify suitable construction or acquisition projects involving end-user, gathering or transmission customers either through direct sales efforts, referrals, or existing relationships within the industry. The Company's senior management devotes much of its time and effort to develop such projects and works with both new and existing customers to meet their gas supply needs. Management also benefits from their relationships with others in the industry who often notify the Company of assets which are being offered for sale, or of new gathering or end-user construction opportunities.

NATURAL GAS SUPPLY

      The Company's end-user pipelines have connections with major interstate and intrastate pipelines which management believes have ample supplies of natural gas in excess of the volumes required for these systems. In connection with the construction and acquisition of its gathering systems, evaluations were made of well and reservoir data furnished by producers to determine the availability of gas supply for the systems. Based on those evaluations, it is management's belief that adequate gas supply exists for the Company to recoup its investment with an adequate rate of return. As such, management does not routinely obtain independent evaluations of reserves dedicated to its systems due to the cost of such evaluations, and accordingly, does not have estimates of total reserves dedicated to its systems or of the anticipated life of such producing reserves.

COMPETITION

      The gas pipeline, processing and marketing industries are highly competitive. In marketing gas, the Company has numerous competitors, including marketing affiliates of interstate pipelines, the major integrated oil companies, and local and national gas gatherers, brokers and marketers of widely varying sizes, financial resources and experience. Local utilities and distributors of gas are, in some cases, engaged directly, and through affiliates, in marketing activities that compete with the Company.

      The Company competes against other companies in the transmission, gathering, processing and marketing businesses for supplies of gas and for sales to customers. Competition for gas supplies is primarily based on efficiency, reliability, availability of transportation and the ability to offer a competitive price for the gas. Competition for customers is primarily based upon reliability and price of deliverable gas. For customers that have the capability of using alternative fuels, such as oil and coal, the Company also competes against companies capable of providing these alternative fuels at a competitive price.

GOVERNMENT REGULATION

      Various aspects of the transportation, sale and marketing of natural gas are subject to or affected by extensive federal regulation under the Natural Gas Act ("NGA"), the Natural Gas Policy Act of 1978 ("NGPA"), the Natural Gas Wellhead Decontrol Act of 1989 ("Decontrol Act") and regulations promulgated by FERC.

      NATURAL GAS TRANSMISSION INDUSTRY. Historically, interstate pipeline companies acted as wholesale merchants by purchasing natural gas from producers, transporting that natural gas from the fields to their markets, and reselling the natural gas to LDCs and large end-users. Prior to the enactment of the NGPA in 1978 and the Decontrol Act of 1989, all sales of natural gas for resale in interstate commerce, including sales by producers, were subject to the rates and service jurisdiction of the FERC under the NGA and NGPA. However, as a result of the NGPA and the Decontrol Act, all so-called "first sales" of natural gas were federally deregulated, thus allowing all types of non-pipeline and non-local distribution sellers to market their natural gas free from federal controls. Moreover, pursuant to Section 311 of the NGPA, the FERC promulgated regulations by which wholly-intrastate natural gas pipeline companies could engage in interstate transactions without becoming subject to the FERC's full rates and service jurisdiction under the NGA. At the same time, however, the FERC has retained its traditional jurisdiction over the activities of interstate pipelines. Thus, under the NGA and NGPA, the transportation and sale of natural gas by interstate pipeline companies have been subject to extensive regulation, and the construction of new facilities, the extension of existing facilities and the commencement and cessation of sales or transportation services by interstate pipeline companies generally have required prior FERC authorization.

      The NGA exempts gas gathering facilities from the direct jurisdiction of FERC. The Company believes that its gathering facilities and operations meet the current tests that FERC uses to grant nonjurisdictional gathering facility status. However, FERC's articulation and application of the tests used to distinguish between jurisdictional pipelines and nonjurisdictional gathering facilities have varied over time. While the Company believes the current definitions create nonjurisdictional status for the Company's gathering facilities, no assurance is available that such facilities will not, in the future, be classified as regulated transmission facilities and thus, the rates, terms, and conditions of the services rendered by those facilities would become subject to regulation by FERC.

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

      In April 1992, the FERC issued its most comprehensive restructuring ruling, Order 636, a complex regulation that has had a major impact on natural gas pipeline operations, services and rates. Among other things, Order 636 generally required each interstate pipeline company to "unbundle" its traditional wholesale services and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services and firm and interruptible transportation services) and to adopt a new rate making methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes natural gas sales as a merchant in the future, it will do so pursuant to a blanket sales certificate that puts those entities in direct competition with all other sellers pursuant to private contracts. However, pipeline companies were not required by Order 636 to remain merchants of natural gas, and several of the interstate pipeline companies have elected to become transporters only. The FERC required that each pipeline company develop the specific terms of service in individual restructuring proceedings by means of a compliance filing that set forth the pipeline company's new, detailed procedures. In subsequent orders, the FERC largely affirmed the significant features of Order 636 and denied requests for stay of the implementation of the new rules pending judicial review. In July 1996 , the United States Court of Appeals for the District of Columbia Circuit largely upheld Order 636. FERC orders approving the individual pipeline restructuring proceedings, however, are the subject of numerous appeals to the United States Courts of Appeals. The outcome of such proceedings and the ultimate impact that they may have on the Company's business is uncertain.

      REGULATION OF THE COMPANY'S FACILITIES. The Company's operations can be affected significantly by government regulation. Its pipeline systems are regulated by federal, state and local regulatory agencies. These regulations are extremely complex and subject to changing administrative interpretations. The Company's pipeline operations are generally not subject to regulation by the FERC which is an independent commission within the Department of Energy that has authority over the transportation and marketing of various categories of natural gas sold in interstate commerce. The production and sale of oil and gas is subject to federal, state and local government regulations including the imposition of excise taxes, the prevention of waste, pollution controls, conservation of natural resources, and maximum daily production allowables for oil and gas wells.

      The Company's operations are further subject to regulation by various agencies of the states in which the Company operates. As in the case of potential federal regulatory changes, there can be no assurances that state regulatory measures will not adversely affect the Company's business and financial condition. In such events, the state's regulatory authorities could temporarily suspend or hinder operations in a particular state, depending on the authority's view of its jurisdiction. Although, regulators at the state level have generally followed the FERC's lead by allowing increased competition, there can be no assurance that every state will follow this practice without the pressure of litigation. State regulatory requirements and policies vary from state to state. The regulatory requirements of Texas, Kansas, Louisiana, Mississippi, New York, Alabama and Tennessee have the greatest impact on the Company due to the concentration of the Company's operations in those states.

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

      The State of Louisiana Office of Conservation, Pipeline Division has safety and certification jurisdiction over the Company's operations in Louisiana. The Company was granted Certificates of Transportation, to Interconnect, and to Construct and Operates its system in Louisiana.

      The State of New York Public Service Commission has safety and certification jurisdiction over the Company's New York operations and has granted a Certificate of Public Necessity Convenience for the Albany system.

      The Magnolia System in Alabama is subject to the jurisdiction of the FERC with respect to the transportation rates under Section 311 (a)(2) of the NGA. This pipeline and the Company's other pipelines in Alabama are subject to the jurisdiction of the Alabama Public Service Commission-Pipeline Safety Section with regard to operational, environmental and safety considerations.

      The Company's operations in Mississippi, Oklahoma and Tennessee are subject to the jurisdiction of these state's respective Public Service Commissions with regard to operational, environmental and safety considerations.

      ENVIRONMENTAL AND SAFETY MATTERS. The Company's activities in connection with the operation and construction of pipelines and other facilities for transporting, processing, treating or storing natural gas and other products are subject to environmental and safety regulation by numerous federal, state and local authorities. This can include ongoing oversight regulation as well as construction or other permits and clearances which must be granted in connection with new projects or expansions. On the federal level, these agencies can include the Environmental Protection Agency ("EPA"), the Occupational Safety and Health Administration, the U.S. Army Corp. of Engineers, the U.S. Fish and Wildlife Service and others. State regulatory agencies or boards can include various air and water quality control boards, historical and cultural resources offices, fish and game services and others. These regulations can increase the cost of planning, designing, initial installation and the operations of such facilities. Sanctions for violation of these regulations include a variety of civil and criminal enforcement measures including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. The following is a discussion of certain environmental and safety concerns related to the Company. It is not intended to constitute a complete discussion of the various federal, state and local statutes, rules, regulations, or orders to which the Company's operations may be subject.

      In most instances, the regulatory requirements of the various state and federal agencies relate to the release of substances into the environment and include measures to control water and air pollution. Moreover, the Company, without regard to fault, could incur liability under the comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or state counterparts, in connection with the disposal or other releases of hazardous substances. Further, the recent trend in environmental legislation and regulations is toward stricter standards, and this will likely continue in the future.

      Environmental laws and regulations may also require the acquisition of a permit before certain activities may be conducted by the Company. Further, these laws and regulations may limit or prohibit activities on certain lands lying within wilderness areas, wetlands, areas providing habitat for certain species or other protected areas. As an employer, the Company is required to maintain a workplace free of recognized hazards likely to cause death or serious injury and to comply with specific safety standards. The Company is also subject to other federal, state and local laws covering the handling, storage or discharge of materials used by the Company, or otherwise relating to protection of the environment, safety and health.

      Management believes, based on its current knowledge, that the Company has obtained and is in current compliance with all necessary and material permits and that the Company is in substantial compliance with applicable material environmental and safety regulations.

      The Company maintains insurance coverages that it believes are customary in the industry, although it is not fully insured against all environmental and safety risks. The Company is not aware of any existing environmental or safety claims that would have a material impact upon its financial position or results of operations. See "-- Insurance."

INSURANCE

      The Company presently maintains general comprehensive liability insurance coverage with aggregate policy limits of $21,000,000 and per accident policy limits of $11,000,000 which includes, among other items and subject to certain conditions, coverage for pollution and waste disposal. The Company maintains property insurance considered to be customary in the industry. There can be no assurance, however, that insurance coverage will be available or adequate for any particular risk or loss. Although, management believes that the Company's assets are adequately covered by insurance, a substantial uninsured loss could have a materially adverse impact on the Company and its financial position.

EMPLOYEES AND CONTRACT SERVICE ORGANIZATIONS

      As of December 31, 1996, the Company had 27 full-time employees. The Company has arrangements with other unaffiliated independent pipeline operating companies who service and operate the Company's extensive field operations and provide for emergency response measures. The Company is not party to any collective bargaining agreements. There have been no significant labor disputes in the past.

ITEM 2.  PROPERTIES

PIPELINE SYSTEMS

      The Company owns an interest in or operates forty-seven intrastate end-user, gathering and gas transmission systems situated in the states of Alabama, Alaska, Kansas, Louisiana, Mississippi, New York, Oklahoma, Tennessee, and Texas. Certain information concerning the Company's pipelines is summarized in the following table:

                          DATE OF                                                           AVERAGE        DAILY         PERCENTAGE
                          ACQUISITION                                                          DAILY      VOLUME         OWNERSHIP
                          OR INITIAL                                       LENGTH           VOLUME(1)    CAPACITY(1)     OR INTEREST
PIPELINE SYSTEM           OPERATION            LOCATION                    IN MILES         (MMBTU/D)    (MMBTU/D)        IN SYSTEM
---------------           ---------            --------                    --------         ---------    ---------       ----------
END-USER:
  Burnet................  December 1989        Burnet Co., TX                 1.3               639          3,000          100%
  Conway................  December 1989        Rice Co., KS                   --(2)           9,118         14,000          100%
  Turkey Creek..........  January 1991         Fort Bend Co., TX             15.6               935          5,000          100%
  OC/Kansas.............  June 1991            Wyandotte Co., KS              1.0             2,581          6,500          100%
  Cat Springs...........  December 1991        Austin Co., TX                 1.1               162          3,000          100%
  Clemens Dome..........  February 1992        Brazoria Co., TX               --(2)             165          3,000          100%
  Stratton Ridge........  February 1992        Brazoria Co., TX               1.2               169          3,000          100%
  Tuscaloosa (3)........  September 1992       Tuscaloosa, AL                 2.6                -- (3)      1,500          100%
  Augusta...............  July 1993            Butler Co., KS                 0.5               166          5,000          100%
  Westlake..............  November 1993        Calcasieu Parish, LA           1.3             4,403         50,000          100%
  Quindaro..............  November 1994        Wyandotte Co., KS              3.1               519         60,000          100%
  OC/Albany.............  December 1994        Albany Co., NY                 0.5             1,306          3,000          100%
  Guadalupe.............  February 1996        Culberson/Loving Co,TX         9.1               279         10,000           50%(4)

  South Fulton..........  September 1996       Obion Co., TN                  0.6               NAV          1,200           -- (5)
  Power Paper...........  August 1996          Roane Co., TN                  2.1             1,743          5,000          100%
  Salt Creek............  September 1996       Kent & Scurry Co., TX         39.1             3,190         20,000           50%(4)
  Cuero.................  October 1996         DeWitt Co., TX                 5.4                72          2,000          100%
  STEC..................  October 1996         Victoria Co., TX               4.0               101         10,000          100%

TRANSMISSION:
  H&W...................  October 1993         Escambia Co., AL               9.0          Inactive         15,000          100%
  Magnolia..............  September 1995       Central AL                   111.0            28,316        120,000          100%
  Moores Bridge.........  May 1996             Tuscaloosa Co., AL             4.5               109          4,000          100%

GATHERING:
  Sinton................  July 1992            San Patricio Co., TX           2.8          Inactive          3,000          100%
  Fitzsimmons...........  April 1993           Duval Co., TX                  -- (2)            152          3,000          100%
  Zmeskal...............  June 1994            Victoria Co., TX               -- (2)            307          3,000          100%
  Cook Inlet Gas........  July 1994            Cook Inlet, AK                 2.7                92(8)      15,000           -- (5)
  Cook Inlet Oil........  July 1994            Cook Inlet, AK                 2.7              3543(6)      20,000 (6)       -- (5)
  Foss..................  December 1994        Custer Co., OK                 4.1               388          5,000          100%
  Flores................  January 1996         Starr Co., TX                  9.9             1,469          5,000           60%(7)
  Chapa.................  February 1996        Live Oak Co., TX              24.7             3,823         50,000           50%(4)
  Guerra................  February 1996        Webb & Duval Cos, TX          18.8             5,930         50,000           50%(4)
  Loma Novia............  February 1996        Duval/McMullen Co, TX         15.2             7,909         25,000           50%(4)
  Baxterville...........  May 1996             Lamar Co., MS                  1.4          Inactive          2,000          100%
  Detroit...............  May 1996             Lamar Co., AL                 16.5                76          3,000          100%
  Fayette...............  May 1996             Fayette Co., AL               62.8             1,235         10,000          100%
  Greenwood Sprgs.......  May 1996             Monroe Co., MS                 7.9               144          5,000          100%
  Happy Hill............  May 1996             Fayette Co., AL                5.5                92          3,000          100%
  Heidelberg-Koch.......  May 1996             Jasper Co., MS                 1.0               157          3,000          100%
  Heidelberg-TGP........  May 1996             Jasper Co., MS                 3.5               680          2,500          100%
  Millbrook.............  May 1996             Wilkinson Co., MS              8.9               288          5,000          100%
  Sizemore..............  May 1996             Lamar Co., AL                  1.0                17          3,000          100%
  Lake Rosemound........  September 1996       Wilkinson Co., MS             18.4             3,037         10,000          100%
  Chaparral.............  October 1996         Monroe Co., MS                 9.6               138          3,000          100%
  Harmony...............  October 1996         Central MS                   150.4             5,224         20,000          100%
  Minnie Bock...........  November 1996        Nueces Co., TX                14.0             2,014         10,000          100%
  Minnie Bock East......  November 1996        Nueces Co., TX                 2.5               302          5,000          100%
  Port..................    November 1996      Nueces Co., TX                 1.5             1,045          5,000          100%
  Rowden................  November 1996        Duval Co., TX                  1.0               203          3,000          100%
                                                                           -------          --------
                                                         TOTALS             599.8            88,695
                                                                           =======          --------

(1) All volume and capacity information is approximate. Average daily volumes are based on total volumes transported during the twelve month period ended December 31, 1996, except for certain systems noted on the above table which were acquired or placed in service after January 1, 1996, in which case such average daily volumes are based on total volumes transported from the date of acquisition or initial operation through December 31, 1996. NAV means the pipeline has not been placed in service.

(2)   This system is less than a quarter-mile in length.

(3) Construction suspended pursuant to an injunction prohibiting the completion of the pipeline.

(4) This system is owned by Pan Grande, which the Company owns a 50% interest in, and is operated by the Company.

(5)   The Company receives throughput charges from these systems.

(6) Volume is reflected in barrels of oil production per day, and are not included in totals.

(7) This system is owned by Starr County Gathering System, a Joint Venture of which the Company owns a 60% interest and is operated by the Company.

(8)   Average usage since the line was placed in service in December 1996.

      The revolving line of credit with Bank One-Texas, N.A. entered into in August 1996 is secured by all accounts receivable, contracts and a first lien security interest in all pipelines directly owned by the Company. The note payable to a bank entered into by Pan Grande in March 1996 for the acquisition of the Guadalupe, Chapa, Guerra and Loma Novia systems is secured by all of the assets of each respective system, and all transportation revenues pertaining to them, with proportionate guarantees in an amount equal to the respective ownership interests of the members. The note payable to a bank entered into by Starr County Gathering System, a Joint Venture, in January 1996 is secured by all of the assets of the Flores system and all transportation revenues pertaining to the system, with guarantees by each partner, proportionate to their partnership interest. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources and Liquidity." The following are summaries of the Company's principal pipeline systems:

      THE BURNET, CONWAY, TURKEY CREEK, CAT SPRINGS, CLEMENS DOME AND STRATTON RIDGE SYSTEMS each serve a Mapco or Mapco affiliate facility. The Conway system supplies a Mapco LPG Fractionation facility with 100% of their gas requirements, as well as a Koch Isomerization unit. The other systems all supply Seminole Pipeline Company ("Seminole"), a Mapco affiliate, mainline pump stations. The agreements under which these systems operate provide for five-year terms commencing upon the initial delivery of natural gas, with the exception of the Conway System agreement which provides for a one year term. The various agreements continue thereafter on a year-to-year basis unless terminated by either party upon 90 days written notice, with the exception of the Conway System agreement. These agreements also provide for guaranteed minimum cumulative volumes which can serve to extend the contracts should the minimum volumes not be met within the particular contract term, with the exception of the Conway System agreement.

      THE WESTLAKE SYSTEM supplies a Westlake ethylene/styrene plant complex in Calcasieu Parish, Louisiana with a portion of their gas requirements through a 1.3-mile 8 inch pipeline system connected to a Sabine Pipeline Company interstate pipeline. The system was constructed by the Company and placed in service during November 1993 and provides gas supply to the plant under an agreement entered into in June 1993. The agreement provides for a three-year primary term commencing upon the initial delivery of natural gas, followed by a seven-year secondary term. At the expiration of the secondary term, Westlake retains ownership of the pipeline. The agreement provided for a guaranteed minimum volume of 7,500 MMBtu/day and an option to purchase the pipeline for a nominal fee after the end of the primary term, with notice to the Company, should an event impair Westlake's ability to transport gas to their facilities. The agreement also provides that Westlake pay a monthly operations fee to the Company. In addition, Westlake has periodically purchased a portion of its gas supply from the Company.

      THE MAGNOLIA SYSTEM transports gas for Sonat Marketing Company ("Sonat Marketing") a subsidiary of Sonat, Inc. ("Sonat"), Transco Energy Marketing Company ("Transco Marketing"), a subsidiary of Transco and Perry Gas Companies, Inc. ("Perry Gas") in the Black Warrior Basin, Alabama through a system consisting of 81 miles of 24 inch pipeline, 18 miles of 16 inch pipeline, and 12 miles of 6 inch, 8 inch and 12 inch pipeline. The Magnolia System is located in central Alabama and also includes a compressor station which has three Solar gas turbines with C160 gas compressors, each rated at 1,340 horsepower. The system was acquired by the Company from Williams pursuant to an agreement with an effective date of August 1995. The Company assumed the operations of the pipeline during September 1995. The system also connects coal-seam gas production in the Black Warrior Basin with Transco's interstate pipeline.

      Magnolia currently has a long-term contract with Transco Marketing as well as contracts with Sonat Marketing and Perry Gas. The Company transports gas for Sonat Marketing under an agreement entered into in July 1990 (the "Sonat Agreement"), for Transco Marketing under an agreement entered into in July 1990 and amended in August 1995 (the "Transco Agreement"), and for Perry Gas under an agreement entered into in November 1995 (the "Perry Gas Agreement"). The Sonat and Perry Gas Agreements provide for one-year primary terms commencing upon the initial delivery of natural gas and continue thereafter on a month-to-month basis unless terminated by either party upon 30 days written notice. The Transco Agreement, as amended, provides for a ten-year term from the date of amendment. The Transco Agreement continues thereafter on a month-to-month basis.

      THE COOK INLET GAS AND CRUDE OIL SYSTEMS consist of two separate lines, a 2.7-mile 6 inch natural gas gathering pipeline and a 2.7-mile 8 inch crude oil gathering pipeline. The pipelines were placed in service during July 1994 and connect the West McArthur River Unit ("WMRU") Production Facility, operated by Stewart Petroleum Company ("Stewart"), to a delivery point at the Unocal Oil Trading Bay Production Facility on the west side of Cook Inlet near Anchorage, Alaska. The Company receives a throughput charge from Stewart for all oil and gas transported through the system for the life of the WMRU wells, which was subject to guaranteed minimum volumes, by Stewart for the first two years the pipeline was in service. All produced gas has been utilized on site as fuel for production equipment and the gas gathering system was inactive until December 1996 when the line was placed into service to transport gas as additional fuel for the production facilities.

      In September 1996, an involuntary bankruptcy petition was filed against Stewart by certain working interest owners in the WMRU, and in January 1997, the United States Bankruptcy Court for the District of Alaska (the "Court") entered an order for relief under Chapter 11 of the United States Bankruptcy Code. The payment of the Company's throughput fees since August 1996 has been suspended by the Court, and only those claims deemed to be necessary to avoid immediate and irreparable harm to the Stewart estate have been allowed to be paid. It is the Company's belief that it is adequately protected, however there can be no assurance that the Company will prevail against any challenges to its position. See "Legal Proceedings."

      THE HARMONY SYSTEM , located in Jasper, Wayne, Greene and Clarke counties, Mississippi, consists of 150.4 miles of 2 inch to 6 inch natural gas gathering pipelines with 4620 horsepower of compression. The system gathers gas from producing fields in Mississippi from numerous operators. The system also includes a refrigerated propane natural gas liquid extraction plant with a design capacity of 20 MMcf/d. The plant has sulphur extraction, and full fractionation facilities and markets propane, butane, natural gasoline, condensate and sulphur. The processing plant, located in Clarke county, is the only sour gas gathering, processing and sulphur extraction facility in the area, in which there are numerous producing oil wells which are presently flaring the associated produced gas. It is management's belief these existing wells, as well as new drilling activity will provide a ready market for expansion of the system.

OIL AND GAS PROPERTIES

      The Company owns several non-operated interests in producing and non-producing oil and gas properties. For the year ended December 31, 1996, revenues from the Company's oil and gas properties were less than 1% of its total revenues and for the same period the Company's oil and gas properties represented less than 5% of its total assets. The Company owns working interests in 3,560 gross acres of oil and gas leases and interests in 12 producing wells. In 1995, the Company acquired a 21.5% working interest from Exxon Corporation ("Exxon") in two leases together covering approximately 1,700 gross acres in Starr County, Texas on which are located nine active and one shut-in wells, one of which was drilled and completed as a producing well during the past year. In 1996, the Company acquired varying overriding royalty interests across three tracts in the East Vealmoor Unit for approximately $950,000. The property is located in Borden and Howard Counties, Texas and is operated by Exxon. Although it is not expected to become a major line of business for the Company, management expects that acquisition and ownership of non-operated oil and as interests will remain a facet of the Company's business for the foreseeable future.

TITLE TO PROPERTIES

      The Company, as part of its construction process, must obtain certain right-of-way agreements from landowners whose property the proposed pipeline will cross. The terms and cost of these agreements can vary greatly due to a number of factors. In addition, as part of its acquisition process, the Company will typically evaluate the underlying right-of-way agreements for the particular pipeline to be acquired to determine that the pipeline owner has met all terms and conditions of the underlying right-of-way agreement and that the agreement is still in full force and effect.

      The Company typically relies upon outside service organizations to review the right-of-way agreements and to make suggestions to the seller as to any curative work required before closing. The Company typically does not receive a title opinion or title policy as to these right-of-way agreements due to the complexity of the records and attendant expense. Occasionally, the Company may seek to initiate condemnation proceedings where permitted under state law, to obtain a right-of-way necessary for pipeline construction projects. The Company believes that this process is consistent with standards in the pipeline industry, and that it holds good title to its pipeline systems, subject only to defects which the company believes are not material to the ownership of its properties or results of operations. Substantially all of the Company's pipeline systems are pledged to secure the revolving line of credit with Bank One -Texas N.A. entered into in August 1996 or other affiliate debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Capital Resources and Liquidity."

ITEM 3.  LEGAL PROCEEDINGS

      On September 13, 1996 an involuntary petition for relief under Chapter 11 of the United States Bankruptcy Code was filed against Stewart in the Court by certain working interest owners in the WMRU. Stewart consented to an order for relief on January 24, 1997 and Stewart, with the petitioners, subsequently filed their joint Plan of Reorganization and Disclosure Statement, as amended on March 13, 1997 (the "Stewart Plan"). The payment of the Company's throughput fees have been suspended by the Court, and only those claims deemed to be necessary to avoid immediate and irreparable harm to the Stewart estate have been paid. The Court has not ruled upon the Stewart Plan nor the validity of any claim against Stewart. The Company believes that it is adequately protected, but there can be no assurance that the Company will prevail against any challenge to its position.

      The Company is currently involved in certain other litigation. Management believes that all such other litigation arose in the ordinary course of business and that costs of settlements or judgments arising from such suits will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matters during the fourth quarter of 1996 to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

      The Company is a successor to Nugget Oil Corporation ("Nugget") which was traded on the Nasdaq National Market until October 30, 1986 when Nugget's stock was delisted from the Nasdaq National Market. The Company's common stock was not listed on a stock exchange for the period from October 30, 1986 to August 1996. The common stock of the Company began trading August 9, 1996 on the American Stock Exchange under the symbol "MRS." The following table sets forth the high and low sales prices for the common stock for the period from August 9, 1996 to December 31, 1996.

                                                                  DIVIDENDS
             1996                       HIGH         LOW       PAID PER SHARE
             ----                       ----         ---       --------------

    Third Quarter (from August 9, 1996) $ 10 1/4     $ 9  1/16        $.08
    Fourth Quarter ...............      $ 10 7/8     $ 9 13/16        $.08

      On February 28, 1997, the closing price for the common stock, as reported by the American Stock Exchange, was $13.625 per share.

STOCKHOLDERS MATTERS

      In May 1996, the Board of Directors of the Company ("Board") approved the redemption, for $118,366, of the 5% cumulative preferred stock ("5% Preferred") held by a director and officer and two former directors and officers of the Company. The shares were redeemed for ten percent of the stated liquidation value ($1,183,665). Subsequently, no shares of the Company's preferred stock remain outstanding. Following redemption of the 5% Preferred, the Company's Articles of Incorporation were amended to reflect only one class of outstanding securities, the Company's common stock.

      In July 1996, the Company's articles of incorporation were amended to increase the number of authorized common shares from 6,000,000 shares to 10,000,000 shares. In addition, the Board authorized 4.460961 for 1 stock split in connection with the Company's common stock offering. See Note 8 to the Consolidated Financial Statements.

      As of March 1, 1997, there were 311 holders of record of common stock. The Company believes that there are substantially more beneficial holders of common stock.

DIVIDEND POLICY

      The Company historically paid dividends on its 5% cumulative preferred stock, which was redeemed in May 1996. Holders of shares of the Company's common stock are entitled to receive cash dividends out of funds of the Company legally available subject to the qualification that dividends need not be declared or paid by the Board if to do so would be in violation of laws or of restrictions under contractual arrangements (including credit agreements) to which the Company is or may hereafter become a party. The Board declared the Company's initial common stock dividend on August 16, 1996, which was paid on September 3, 1996.

      It is the Company's policy to continue to pay a quarterly dividend, however, the ability of the Company to pay regular quarterly dividends will depend on the earnings and financial condition of the Company, and payment of future dividends may be restricted by the Company's financial condition and the Company's credit agreements. Therefore, there can be no assurances that future dividends will be paid. There are currently no restrictions, contractual or otherwise, on the Company's right to declare and pay dividends to the holders of common stock in accordance with applicable state laws.

RECENT SALES OF UNREGISTERED SECURITIES

      The following table reflects sales by the Company of unregistered securities during 1996 . Common share amounts have been adjusted for the
4.460961 to 1 stock split effected prior to the Company's public offering in August 1996. Except as otherwise disclosed, the issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act, pursuant to the exemption contemplated in Section 4(2) thereof, for transactions not involving a public offering. No underwriter was involved in the transactions and no commissions were paid. The consideration for which the shares of the Company's common stock were issued is indicated below:

           DATE               SHARES        CONSIDERATION           PURCHASER
       -------------          ------        -------------       ----------------
       March 1, 1996            446          Financing              Rainbow

       April 8, 1996            892          Services           Karen Callaway
                                334          Services          Donna J. Haddock
                                446          Services            Ronald Harris
                              2,676          Services           Duane S. Herbst
                                446          Services          Barbara A. Jordon
                              8,921          Services          Richard A. Robert
                                557          Services           Kathy C. Smith

      April 17, 1996          7,275          Services            Bill G. Bray
                              4,460          Services            Mark W. Fuqua

       July 1, 1996           2,007          Services            E.P. Marinos
                              2,007          Services        Richard N. Richards

      Additionally, pursuant to an engagement letter executed with Triumph Resources Corporation, in February 1996, for the purpose of assisting the Company in connection with its offering of equity securities, the Company granted three-year warrants to purchase 34,349 shares of the Company's common stock at $7.85 per share. The warrants are subject to an 18-month lock-up agreement and have certain piggyback registration rights.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Company's "Consolidated Financial Statements" and the notes thereto included in Item 7 herein.

GENERAL

      Since its formation, the Company has grown significantly as a result of the construction and acquisition of new pipeline facilities. The Company's long term strategy is to continue this expansion by capitalizing on changing regulatory and industry dynamics to construct or acquire new end-user, gathering and transmission pipelines, process and market natural gas, and take advantage of favorable opportunities to sell pipeline systems which the Company owns. In pursuit of this strategy, during 1996, the Company has acquired or constructed 27 pipelines. See "Business --Pipeline Construction, Acquisition and Disposition." All acquisitions were accounted for under the purchase method of accounting for business combinations and accordingly, the results of operations for such pipelines are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes its historical results of operations for the periods presented are not directly comparable. The Company believes the acquisitions will have a positive impact on its future results of operations, and more importantly, the Company believes that the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired and newly constructed pipeline systems and realizing other synergies.

      The Company's results of operations are determined primarily by the volumes of gas transported, purchased and sold, or processed through its pipeline systems and processing facility, as well as the results of its divestiture activities. Most of the Company's operating costs do not vary directly with volume on existing systems, thus increases or decreases in volumes on existing systems generally have a direct effect on net income. Also, the addition of new pipeline systems should result in a larger percentage of revenues being added to operating income because fixed overhead components are allocated over more systems. The Company derives its revenues from four primary sources: (i) transportation fees from pipeline systems owned by the Company,
(ii) the marketing of natural gas (iii) the processing and treating of natural gas, and (iv) the purchase and resale of pipeline systems.

      Transportation fees are received by the Company for transporting gas owned by other parties through the Company's pipeline systems. Typically, there is very little incremental operating or administrative overhead cost incurred by the Company to transport gas through its pipeline systems and thus, a substantial portion of transportation revenues is recognized as operating income by the Company.

      The Company's gas marketing revenues are realized through the purchase and resale of natural gas to the Company's customers. Generally, gas marketing activities will generate higher revenues and correspondingly higher expenses, than those revenues and expenses associated with transportation activities. This relationship exists because, unlike revenues derived from transportation activities, gas marketing revenues, and associated expenses, include the full commodity price of the natural gas acquired. The operating income the Company recognizes from its gas marketing efforts is the difference between the price at which the gas was purchased and the price at which it was resold to the Company's customers. It is the Company's strategy to focus its marketing activities where the Company has a fixed asset investment rather than on third party off-systems sales. The Company's marketing activities have historically varied greatly in response to market fluctuations.

      The Company's natural gas processing revenues are realized from the extraction and sale of NGLs such as ethane, butanes, and natural gasoline from a natural gas stream. Once extracted, NGL's are further separated in fractionation facilities and sold to wholesalers. Typically, the Company enters into agreements with natural gas producers wherein the Company and the producer share in the revenue generated from the sale of the NGL's extracted at the Company's facilities. The Company entered the processing business in October 1996 with its purchase of the Harmony System. The Company's processing operations can be adversely affected by a decline in NGL prices, declines in gas throughput or increase in shrinkage or fuel costs.

      The Company has also in the past derived significant revenues by capitalizing upon opportunities in the industry to sell pipeline systems or assets associated with the Company's pipeline systems on favorable terms as the Company receives offers for such systems which are suited to another company's pipeline network. Although no substantial divestitures are currently under consideration, the Company will from time to time solicit bids for selected properties which are no longer suited to its business strategy.

      The Company has had quarter to quarter fluctuations in its results in the past due to the fact that the Company's natural gas sales and transportation fees can be affected by changes in demand for natural gas primarily because of the weather. Furthermore, future results could differ materially from historical results due to a number of factors including but not limited to interruption or cancellation of existing contracts, the impact of competitive products and services and pricing of and demand for such products and services, and the presence of competitors with greater financial resources.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995.

OPERATING REVENUES

      Operating revenues generated during the twelve months ended December 31, 1996 totaled approximately $29.4 million dollars as compared to $15.6 million dollars in 1995, which represented an 88% increase in 1996. The increase was primarily attributable to a 131% increase in the sale of natural gas and transportation fees and the introduction of natural gas processing revenues in 1996. These factors were mitigated by a 95% decrease in the revenue derived from the sale of pipelines.

      The 131% increase in sales of natural gas and transportation fees represents the effect of constructing or acquiring 27 pipelines in 1996. In addition, the Company experienced increased marketing opportunities where the Company has a fixed asset investment. Marketing of gas on Company-owned pipelines increased from approximately $7.5 million to $17.0 million for the year ended December 31, 1995 and 1996, respectively.

      The Company's acquisition of the Harmony System in October 1996 marked the Company's entrance into the natural gas processing business. During its first partial year of ownership in 1996, the Harmony System contributed approximately $2.5 million in processing revenues.

      Revenue from the sale of pipelines decreased from approximately $4.1 million in 1995 to $.2 million in 1996. The sale of the Five Flags System represented all the revenue derived in 1995 whereas only three small pipelines were sold during 1996. The Company elected to focus its efforts on consummating construction and acquisition opportunities in 1996 as opposed to divestiture opportunities.

OPERATING EXPENSES

       Operating expenses for the year ended December 31, 1996 totaled approximately $26.8 million dollars, or 106% higher than for the year ended December 31, 1995. As explained in "Operating Revenues" above, the primary explanation for the increase in 1996 can be attributed to increased gas marketing on Company-owned pipelines and the introduction of natural gas processing costs mitigated by a decline in the cost of pipelines sold.

      Depreciation, depletion, and amortization expense was approximately $.8 million in 1996, as compared to $.5 million in 1995. The increase can be attributed to the addition of 27 pipelines in 1996.

      General and administrative expenses incurred for the year ended December 31, 1996 were approximately $1.2 million compared with $.8 million in 1995. The Company's attempts to assimilate new pipeline systems utilizing existing personnel and resources, enabled the Company to limit the increase in general and administrative expenses to 55%, despite the 88% increase in operating revenues and the 146% increase in total assets.

      Interest expense totaled approximately $.4 million and $.3 million for 1996 and 1995, respectively. The Company was servicing an average of approximately $4.4 million in debt during 1996 as compared to an average of approximately $3.3 million in debt during 1995. The increased debt service in 1996 was attributable to the acquisition of Magnolia, effective August 1995, and various other acquisitions during 1996 mitigated by the repayment of all the Company's outstanding debt at August 1996, except for the debt of Pan Grande and Starr County, with proceeds from the common stock offering. However, during the fourth quarter of 1996, the Company added $3.5 million in long-term bank debt in connection with acquisitions of which the Harmony System was the largest. See "Business -- Pipeline Construction, Acquisition and Disposition."

EARNINGS

        The Company recognized operating income and net income applicable to common shareholders of $2.6 million and $1.9 respectively, for the year ended December 31, 1996, as compared to operating income of $2.6 and net income applicable to common shareholders of $2.1 million for the year ended December 31, 1995. The Company increased operating earnings and reported only an 11% decline in net income in 1996, despite the loss of $2.1 million in earnings from the sale of pipelines. Without considering the income generated from the sale of pipelines, operating income rose from $.4 million in 1995 to $2.5 million in 1996 and 1995 reflected a net loss applicable to common shareholders of $.05 million compared to net income applicable to common shareholders of $1.8 million in 1996. The Company has achieved these increases in 1996 through marketing and transportation revenues generated from numerous pipeline additions, capitalizing on operating efficiencies, and successfully assimilating the new pipeline additions with limited increases to operating and personnel costs.

CAPITAL RESOURCES AND LIQUIDITY

      Prior to its common stock offering in August 1996, the Company had historically funded its capital requirements through cash flow from operations and borrowings from affiliates and various commercial lenders. In August 1996, the Company repaid all outstanding bank and related party indebtedness except for the debt of Pan Grande and Starr County, which totalled approximately $5.0 million, with proceeds from the Company's common stock offering. Also, the Company established a new $40 million credit facility with Bank One, Texas N.A. in August 1996. The new credit facility provided a three-year commitment with an initial borrowing availability of $10.5 million comprised of a $1.5 million working capital line of credit and a $9.0 million reducing revolving line of credit (collectively the "Credit Agreement"). Available credit under the revolving line was reduced by $107,150 per month beginning October 1, 1996. At December 31, 1996, the Company had approximately $5.2 million and $1.3 million of available credit under the reducing revolving line and working capital line, respectively. However, the borrowing availability under each line is subject to revision, on a semi-annual basis, based on the performance of the Company's existing assets and any asset dispositions or additions from new construction or acquisitions. The Credit Agreement contains a number of covenants that, among other things, require the Company to maintain certain financial ratios, and limit the Company's ability to incur additional indebtedness, transfer or sell assets, create liens, or enter into a merger or consolidation. The Company's borrowing availability was increased to $43.5 million in March 1997 in conjunction with the proposed Atrion Subsidiaries acquisition. See Note 13 to the Consolidated Financial Statements and "Business -- Pipeline Construction, Acquisition and Disposition."

      When borrowings under the Credit Agreement are less than 50% of available credit, at the Company's option, interest will accrue at the London Interbank Offering Rate plus 2.5% or the Bank One, Texas N.A. base rate ( 8.25% at December 31, 1996) plus .25%. When borrowings are greater than 50% of available credit, an additional .25% will be added to the above interest rates. In addition, the Company is subject to a non-recurring 1% facility fee as funds are borrowed, as well as a .375% commitment fee payable quarterly on the unused portion of borrowing availability. The Credit Agreement is secured by all accounts receivable, contracts, and a first lien security interest in the Company's pipeline systems.

      For the year ended December 31, 1996, the Company generated cash flow from operating activities of approximately $2.6 million and had approximately $6.5 million available to the Company under the Credit Agreement. The Company believes that its existing Credit Agreement and funds provided by operations are sufficient for it to meet its operating cash needs for the foreseeable future. At December 31, 1996, the Company was not committed to make any capital expenditures during 1997. However, in March 1997 the Company entered into a definative agreement to acquire the Atrion Subsidiaries for cash consideration of $39.4 million with an additional $2.0 million of deferred contingent payments to be made over an eight-year period. Based on the Company's revised borrowing availability under the Credit Agreement as discussed above, adequate funds will be available to the Company for the acquisition to be consumated subject to Atrion's shareholders and regulatory approvals both expected during the second quarter of 1997. However, the revised Credit Agreement will call for a balloon payment of $7.0 million on August 31, 1997. The Company is currently evaluating its options with respect to providing funding for repayment of the $7.0 million, which may include additional debt or equity financing. There can be no assurance, however, that the Company's efforts to raise additional capital or obtain new financing will be successful.

      As of December 31, 1996, the Company had net operating loss ("NOL") carryforwards of approximately $11.0 million expiring in various amounts from 1999 through 2008. These NOLs were generated by the Company's predecessor. The ability of the Company to utilize the carryforwards is dependent upon the Company generating sufficient taxable income and could be affected by annual limitations on the use of such carryforwards due to a change in stockholder control under the Internal Revenue Code. The Company's future issuances of equity securities could trigger such a limitation. The Company believes, however, that such a limitation would not materially impact the Company's ability to utilize the NOL carryforwards prior to their expiration.

      This report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934. All statements other than statements of historical fact included in this report are forward looking statements. Such forward looking statements include, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity" regarding Midcoast's estimate of the sufficiency of existing capital resources, its ability to raise additional capital to fund cash requirements for future operations, whether funds provided by operations will be sufficient to meet its operational needs in the foreseeable future and its ability to utilize NOL carryforwards prior to their expiration. Although Midcoast believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statements will prove to be correct. The ability to achieve Midcoast's expectations is contigent upon a number of factors which include (i) timely approval of Midcoast's acquisition candidates by appropriate govermental and regulatory agencies, (ii) effect of any current or future competition, (iii) retention of key personnel and (iv) obtaining and timing of sufficient financing to fund operations. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this report, including without limitation those statements made in conjuction with the forward looking statements included in this report. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 7.  FINANCIAL STATEMENTS

                         INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Midcoast Energy Resources, Inc.
Houston, Texas

      We have audited the accompanying consolidated balance sheets of Midcoast Energy Resources, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midcoast Energy Resources, Inc., and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles.


Hein + Associates LLP
Certified Public Accountants

Houston, Texas
March 27, 1997

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                        December 31,        December 31,
                                                            1995               1996
                                                        ------------       ------------
                                          ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .......................      $    106,152       $  1,167,825
 Accounts receivable, no
   allowance for doubtful accounts ...............         2,319,667          8,891,808
 Asset held for resale ...........................           210,447               --
                                                        ------------       ------------
           Total current assets ..................         2,636,266         10,059,633
                                                        ------------       ------------
PROPERTY, PLANT AND EQUIPMENT, at cost:
Natural gas transmission facilities ..............         7,365,421         11,939,173
Investment in transmission facilities ............         1,284,609          1,302,303
Natural gas processing facilities ................              --            3,735,262
Oil and gas properties, using the
  full-cost method of accounting .................           302,293          1,274,436
Other property and equipment .....................            85,819            264,842
                                                        ------------       ------------
                                                           9,038,142         18,516,016
ACCUMULATED DEPRECIATION, DEPLETION
  AND AMORTIZATION ...............................          (831,981)        (1,550,670)
                                                        ------------       ------------
                                                           8,206,161         16,965,346
DEFERRED CONTRACT COSTS AND OTHER
  ASSETS, net of amortization ....................           246,081            278,235
                                                        ------------       ------------

           Total assets ..........................      $ 11,088,508       $ 27,303,214
                                                        ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities .........      $  2,086,138       $  8,464,395
Current portion of deferred income ...............            83,000             83,000
Short-term borrowing from bank ...................            25,000            180,000
Current portion of long-term debt payable to banks           540,998            196,831
                                                        ------------       ------------

           Total current liabilities .............         2,735,136          8,924,226
                                                        ------------       ------------

LONG-TERM DEBT PAYABLE TO:
  Banks ..........................................         2,926,947          4,015,146
  Shareholders and affiliates ....................         1,033,822               --
                                                        ------------       ------------

           Total long-term debt ..................         3,960,769          4,015,146
                                                        ------------       ------------

DEFERRED INCOME ..................................           235,167            152,167

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES ...              --              618,591

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Note 8):
5% cumulative preferred stock, $1 par value,
   1 million shares authorized at December 31,
   1995, 200,000 shares issued and outstanding
   at December 31, 1995 with  a liquidation
   preference of $1,183,665 ......................           200,000               --
Common stock, $.01 par value, 10 million shares
   authorized, 1,465,680 and 2,499,999 shares
   issued and outstanding at December 31, 1995 and
   1996,  respectively ...........................            14,657             25,000
Paid-in capital ..................................        18,824,681         26,941,660
Accumulated deficit ..............................       (14,775,102)       (13,283,876)
Unearned compensation ............................          (106,800)           (89,700)
                                                        ------------       ------------
       Total shareholders' equity ................         4,157,436         13,593,084
                                                        ------------       ------------
       Total liabilities and shareholders' equity       $ 11,088,508       $ 27,303,214
                                                        ============       ============

                       The accompanying notes are an integral part of these consolidated financial statements.

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the Year       For the Year
                                                          Ended              Ended
                                                       December 31,        December 31,
                                                           1995               1996
                                                       ------------       ------------
OPERATING REVENUES:
  Sale of natural gas and  transportation fees ..      $ 11,469,394       $ 26,495,975
  Natural gas processing revenue ................              --            2,459,683
  Sale of pipelines .............................         4,092,850            211,888
  Oil and gas revenue ...........................            60,046            247,787
                                                       ------------       ------------
              Total operating revenues ..........        15,622,290         29,415,333
                                                       ------------       ------------
OPERATING EXPENSES:
  Cost of natural gas and  transportation charges         9,895,793         23,169,573
  Natural gas processing costs ..................              --            1,442,681
  Cost of pipelines sold ........................         1,909,624            131,055
  Production of oil and gas .....................            11,544             58,472
  Depreciation, depletion and  amortization .....           451,551            817,807
  General and administrative ....................           784,653          1,222,531
                                                       ------------       ------------
              Total operating expenses ..........        13,053,165         26,842,119
                                                       ------------       ------------
              Operating income ..................         2,569,125          2,573,214

NON-OPERATING ITEMS:
 Interest expense ...............................          (339,324)          (412,629)
 Minority interest in consolidated subsidiaries .              --             (197,731)
 Other income (expense), net ....................           (36,400)           (48,765)
                                                       ------------       ------------
INCOME BEFORE INCOME TAXES ......................         2,193,401          1,914,089
PROVISION FOR INCOME TAXES (Note 9) .............              --                 --
                                                       ------------       ------------
              Net income ........................         2,193,401          1,914,089

5% CUMULATIVE PREFERRED STOCK DIVIDENDS .........           (59,183)           (22,863)
                                                       ------------       ------------
NET INCOME APPLICABLE TO COMMON SHAREHOLDERS ....      $  2,134,218       $  1,891,226
                                                       ============       ============
NET INCOME PER COMMON SHARE .....................      $       1.48       $       1.00
                                                       ============       ============
WEIGHTED AVERAGE NUMBER OF
   COMMON  SHARES  OUTSTANDING ..................         1,439,606          1,885,596
                                                       ============       ============

                          The accompanying notes are an integral part of these
consolidated financial statements.

                MIDCOAST ENERGY RESOURCES INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                        5%
                                                    CUMULATIVE                                                            TOTAL
                                                     PREFERRED     COMMON    PAID-IN      ACCUMULATED     UNEARNED     SHAREHOLDERS'
                                                       STOCK       STOCK     CAPITAL        DEFICIT      COMPENSATION     EQUITY
                                                     ---------    -------   -----------   ------------    ---------    ------------
BALANCE, December 31, 1994 .......................   $ 200,000    $14,023   $18,740,252   $(16,909,320)   $ (38,400)   $  2,006,555

  Shares issued or vested
  under various stock-based
  compensation arrangements
  (Note 12) ......................................        --          634        84,429           --        (68,400)         16,663

  Net income .....................................        --         --            --        2,193,401         --         2,193,401

  5% cumulative preferred
  stock dividends ................................        --         --            --          (59,183)        --           (59,183)
                                                     ---------    -------   -----------   ------------    ---------    ------------

BALANCE, December 31, 1995 .......................   $ 200,000    $14,657   $18,824,681   $(14,775,102)   $(106,800)   $  4,157,436

   Shares issued in connection
   with a financing agreement
   with an affiliate (Note 6) ....................        --           45         5,955           --           --             6,000

   Shares issued or vested under
   various stock-based compensation
   arrangements (Note 12) ........................        --          298        38,401           --         17,100          55,799

   Redemption of 200,000 shares of 5%
   cumulative preferred stock  (Note 8) ..........    (200,000)      --          81,634           --           --          (118,366)

   Sale of 1,000,000 shares of common
   stock (Note 8) ................................        --       10,000     7,990,989           --           --         8,000,989

   Net income ....................................        --         --            --        1,914,089         --         1,914,089

   5% cumulative preferred stock
   dividends .....................................        --         --            --          (22,863)        --           (22,863)

   Common stock dividends, $.08 per share.........        --         --            --         (400,000)        --          (400,000)
                                                     ---------    -------   -----------   ------------    ---------    ------------
BALANCE, DECEMBER 31, 1996 .......................   $    --      $25,000   $26,941,660   $(13,283,876)   $ (89,700)   $ 13,593,084
                                                     =========    =======   ===========   ============    =========    ============

                                     The accompanying notes are an integral part
of these consolidated financial statements.

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                FOR THE YEAR            FOR THE YEAR
                                                                                                   ENDED                   ENDED
                                                                                                DECEMBER 31,            DECEMBER 31,
                                                                                                    1995                    1996
                                                                                                -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income applicable to common shareholders ......................................            $ 2,134,218             $ 1,891,226
 Adjustments to arrive at net cash provided (used) in
  operating activities-
    Depreciation, depletion and amortization .......................................                451,551                 817,807
    Gain on sale of operating pipelines ............................................                   --                   (80,833)
    Recognition of deferred income .................................................                (83,000)                (83,000)
    Increase in deferred tax asset .................................................                (43,868)                (40,000)
    Minority interest in consolidated subsidiaries .................................                   --                   197,731
    Issuance of common stock to employees ..........................................                 16,663                  48,486
    Changes in working capital accounts-
       Increase in accounts receivable .............................................               (321,155)             (6,574,566)
       Increase in accounts payable and  accrued liabilities .......................                206,455               6,387,125
                                                                                                -----------             -----------

              Net cash provided by operating activities ............................              2,360,864               2,563,976
                                                                                                -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures ..............................................................             (3,885,282)             (9,390,966)
 Sale of operating pipelines .......................................................                   --                   211,888
 Other .............................................................................                (40,655)                216,873
                                                                                                -----------             -----------

              Net cash used in investing activities ................................             (3,925,937)             (8,962,205)
                                                                                                -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank debt borrowings ..............................................................              5,857,505               9,288,000
 Bank debt repayments ..............................................................             (5,011,023)             (8,388,968)
 Proceeds from notes payable to shareholders and affiliates ........................              3,906,272                 100,000
 Repayments on notes payable to shareholders and affiliates ........................             (3,147,450)             (1,133,822)
 Proceeds from notes payable .......................................................              3,200,000                    --
 Repayments on notes payable .......................................................             (3,200,000)                   --
 Redemption of 5% cumulative preferred stock .......................................                   --                  (118,366)
 Net proceeds from common stock offering ...........................................                   --                 8,113,058
 Dividends on common stock .........................................................                   --                  (400,000)
                                                                                                -----------             -----------

              Net cash provided by financing activities ............................              1,605,304               7,459,902
                                                                                                -----------             -----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS .........................................                 40,231               1,061,673
                                                                                                -----------             -----------

CASH AND CASH EQUIVALENTS, beginning of year .......................................                 65,921                 106,152
                                                                                                -----------             -----------

CASH AND CASH EQUIVALENTS, end of year .............................................            $   106,152             $ 1,167,825
                                                                                                ===========             ===========


CASH PAID FOR INTEREST .............................................................            $   323,376             $   410,897
                                                                                                ===========             -----------

CASH PAID FOR INCOME TAXES .........................................................            $      --               $    40,000
                                                                                                ===========             ===========

                      The accompanying notes are an integral part of these consolidated financial statements.

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  1.  BACKGROUND AND INFORMATION:

      Midcoast Energy Resources, Inc. ("Midcoast" or "the Company") was formed on May 11, 1992, as a Nevada corporation and, in September 1992, became the successor to Nugget Oil Corporation. The merger was accounted for as a pooling of interests.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiaries and those subsidiaries in which the Company owns a controlling interest or is in a control position. As of December 31, 1996, the Company's wholly-owned subsidiaries include Magnolia Pipeline Corporation ("Magnolia"), Magnolia Resources, Inc., Magnolia Gathering, Inc., H&W Pipeline Corporation, Midcoast Holdings No. One, Inc., Midcoast Marketing, Inc. and Nugget Drilling Corporation. The consolidated subsidiaries in which the Company owns a controlling interest or is in a control position include Starr County Gathering System, a Joint Venture ("Starr County") and Pan Grande Pipeline, L.L.C., a Texas limited liability company ("Pan Grande"). All significant intercompany transactions and balances have been eliminated.

INCOME TAXES

      Midcoast and its subsidiaries file a consolidated federal income tax return. Midcoast accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109--"Accounting for Income Taxes." Under SFAS 109, the Company recognizes deferred income taxes for the differences between the financial and income tax bases of its assets and liabilities.

PROPERTY, PLANT AND EQUIPMENT

      Natural gas transmission, processing and distribution facilities and other equipment are depreciated by the straight-line method at rates based on the following estimated useful lives of the assets:

      Natural gas transmission facilities            15--25 years
      Pipeline right-of-ways                           17.5 years
      Natural gas processing facilities                  30 years
      Other property and equipment                     3--7 years

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

CASH AND CASH EQUIVALENTS

      For purposes of the statement of cash flows, the Company considers short-term, highly liquid investments that have a maturity of three months or less as of the date of purchase as cash equivalents.

ASSET HELD FOR RESALE

      Assets for which the Company anticipates consummating a sales transaction within one year of the balance sheet date are valued at the lower of cost or market and classified as current assets.

TRANSPORTATION AND EXCHANGE IMBALANCES

      Transportation and exchange gas imbalance volumes are accounted for using the sales method of accounting. Transportation and exchange gas imbalances are not material as of December 31, 1995 and 1996.

DEFERRED CONTRACT COSTS

      Costs incurred to construct natural gas transmission facilities pursuant to long-term natural gas sales or transportation contracts, which upon completion of construction are assigned to the contracting party, are capitalized as deferred contract costs. These costs are amortized over the life of the initial contract on a straight-line basis.

STOCK ISSUANCE COSTS

      Direct costs incurred by the Company in connection with its offering of securities (see Note 8) were applied as a reduction of the offering proceeds.

REVENUE RECOGNITION

      Customers are invoiced and the related revenue is recorded as natural gas deliveries are made. Pipeline sales are recognized upon closing the sale transaction. Oil and gas revenue from the Company's interests in producing wells is recognized as oil and gas is produced from those wells.

RECENT ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board ("FASB") issued SFAS No. 121 entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 specifies certain events and circumstances which indicate the cost of an asset or assets may be impaired, the method by which the evaluation should be performed, and the method by which writedowns, if any, of the asset or assets are to be determined and recognized. The adoption of this pronouncement in 1996 did not have a material impact on the Company's financial condition or operating results.

      The FASB also issued SFAS No. 123, "Accounting for Stock Based Compensation," effective for fiscal years beginning after December 15, 1995. This statement allows companies to choose to adopt the statement's new rules for accounting for employee stock based compensation plans. For those companies who choose not to adopt the new rules, the statement requires disclosures as to what earnings per share would have been if the new rules had been adopted. Management intends to adopt the disclosure requirements of this statement in the year in which stock based compensation as defined in SFAS No. 123 is granted.

USE OF ESTIMATES

      The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

NET INCOME PER COMMON SHARE

      Net income per common share was computed by dividing net income applicable to common shareholders by the weighted average common shares outstanding. All share and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect the approximate 4.46 to 1 stock split authorized by the Board of Directors ("Board") in May 1996 (see Note
8).

3.  PIPELINE ACQUISITION AND SUBSEQUENT SALE:

      In September 1995, the Company and an affiliate owned by a former officer and director of the Company jointly acquired 100% of the outstanding capital stock of Five Flags Pipe Line Company ("Five Flags") from an unaffiliated company. Total cash consideration of $2,052,000 was paid on September 13, 1995 of which Midcoast's share was $1,872,450 for 91.25% of Five Flags capital stock and the affiliate's share was $179,550 for 8.75% of Five Flags capital stock. The investment was financed by a former officer and director of the Company (see
Note 6).

      The acquisition of Five Flags' stock was made as an investment to be resold to another unaffiliated company pursuant to an agreement for purchase and sale of stock. On October 2, 1995, Midcoast and the affiliate jointly sold 100% of the capital stock of Five Flags for cash consideration of which the Company's share was $4,092,850. A portion of the proceeds from the sale was used to repay a related party promissory note of $1,872,450 plus accrued interest (see Note
6). The remainder of the proceeds was used to partially finance Midcoast's acquisition of Magnolia (see Note 4).

4.  PIPELINE CONSTRUCTION AND ACQUISITIONS:

      In June 1995, Midcoast acquired a 23% working interest in two oil and gas production leases located in Starr County, Texas, which together comprise approximately 1,700 acres. The $194,000 purchase price was partially funded by a $173,822 loan from an affiliated company owned by certain former officers and directors of the Company (see Note 6). As consideration for advising the Company in the acquisition of the working interest, a consultant to the Company was assigned one percent of the Company's working interest. In addition, a one-half percent working interest was assigned to the affiliated company which extended the loan for the acquisition.

      In September 1995, Midcoast acquired 100% of the outstanding capital stock of Magnolia, an Alabama corporation, from Williams Holdings of Delaware, Inc. ("Williams Holdings") an unaffiliated company. The acquisition was made pursuant to the Agreement for Sale and Purchase of Stock dated July 27, 1995 and had an effective date of August 1, 1995. The acquisition was accounted for under the purchase method of accounting. The total purchase price of $3,200,000 was allocated to property, plant, and equipment as the principal asset of Magnolia consists of approximately 111 miles of natural gas pipeline located in central Alabama. Initially, the acquisition was financed by Midcoast issuing a $500,000 subordinated debenture ("Debenture") and a $2,700,000 non-recourse promissory note ("Note") to Williams Holdings. The Debenture accrued interest at 10% and had a final maturity of September 15, 1996 but was redeemable at the option of Midcoast. The Note was non-interest bearing and was due on October 9, 1995. However, the Debenture and the Note were paid in full on October 2, 1995 using the proceeds from the sale of Five Flags (see Note 3) and borrowings of $1,200,000 from an affiliate owned by a former officer and director of the Company (see Note 6). In December 1995, the $1,200,000 related party note was repaid using a new $1,500,000 credit facility with a commercial lender which in turn was repaid in August 1996 (see Note 5).

      In February 1996, the Company and Resource Energy Development Company, L.L.C. ("Resource"), an unaffiliated third party, jointly formed Pan Grande each owning a 50% interest. The companies joined together for the purpose of acquiring, owning and operating pipelines. In March 1996, Pan Grande acquired six pipeline systems consisting of approximately 77 miles of pipeline located in Texas from an unaffiliated third party for cash consideration of $1,000,000. Pan Grande financed $800,000 of the acquisition with a credit facility obtained from a commercial lender (see Note 5). The remaining $200,000 of the purchase price was obtained through equal $100,000 capital contributions from Midcoast and Resource. Midcoast's $100,000 capital contribution was financed through a loan from an affiliate owned by a former officer and director of the Company (see
Note 6) which was repaid in August 1996 (see Note 5). In August 1996, Resource sold its 50% interest to four companies as follows: GMI Energy, Inc. (15%), Commercial Natural Gas, Inc. (15%), Redcon, Inc. (10%) and Transtate Gas Systems, Inc. (10%). In September 1996, Pan Grande acquired the Salt Creek natural gas pipeline system ("Salt Creek System") from an unaffiliated third party. Cash consideration of $650,000 was paid by Pan Grande of which Midcoast's share of $325,000 was funded from the proceeds of the common stock offering described in Note 8. The Salt Creek System consists of approximately 39 miles of pipeline in Texas and currently transports gas for fuel use at the Salt Creek carbon dioxide injection plant and oil lifting unit operated by Mobil Exploration and Producing. Also, in September 1996, Pan Grande sold two pipelines extending approximately 9 miles to two unaffiliated third parties for cash consideration of approximately $189,000. Midcoast acts as manager of Pan Grande and operates all the systems.

      In May 1996, Magnolia, a wholly-owned subsidiary, acquired nine gathering pipeline systems and one transmission pipeline system from Texas Southeastern Gas Gathering Company ("TSGGC"). The TSGGC systems were acquired pursuant to a purchase and sale agreement dated March 12, 1996 for cash consideration of approximately $390,000 less purchase price adjustments. These systems total approximately 113 miles of 2 inch to 10 inch diameter pipeline with associated equipment. Five systems are located in Alabama, and five systems are located in Mississippi. The bulk of the systems are located within 100 miles of Magnolia's existing system and the Company has integrated the operation of these systems with Magnolia's system. The acquisition was financed by amending a credit facility with a bank (see Note 5).

      Construction of a two-mile pipeline in Roane County, Tennessee commenced in March 1996. The pipeline was constructed pursuant to a long-term transportation agreement with an industrial customer and was completed in August 1996. Construction costs were approximately $443,000. The construction was financed from cash generated from operations and long-term bank financing (see
Note 5).

      In October 1996, Midcoast consummated the acquisition of the Harmony gas processing plant and pipeline system ("Harmony System") from Koch Hydrocarbons Company, a division of Koch Industries, Inc. for cash consideration of approximately $3,640,000. The Harmony system gathers gas from producing fields located in Mississippi. It consists of over 150 miles of high and low pressure gas gathering pipeline with 4620 horsepower of field and inlet compression. The processing plant is a refrigerated propane natural gas liquid extraction plant with design capacity of over 20 MMcf/d. The plant has sulfur extraction as well as full fractionation facilities and markets propane, butanes, natural gasoline, condensate and sulfur. The acquisition was partially funded with proceeds from the Company's sale of common stock described in Note 8 and the remainder was financed through a new revolving line of credit with Bank One, Texas N.A. discussed in Note 5. Midcoast's 1996 operating revenues, net income applicable to common shareholders, and net income per share on an unaudited pro forma basis assuming the purchase of the Harmony System had occurred on January 1, 1996 are $33 million, $2.3 million, and $1.21, respectively. These pro forma amounts were prepared using assumptions which are based on estimates and subject to revision. The pro forma combined results are not necessarily indicative of actual results that would have been achieved had the acquisition occurred on January 1, 1996, or of future results. For further information regarding the acquisition of the Harmony System, refer to the Company's Form 8-K Report filed with the United States Securities and Exchange Commission ("SEC") on October 7, 1996.

      In October 1996, Midcoast acquired four natural gas gathering pipelines from Esperanza Transmission Corporation for cash consideration of $810,000. All four pipelines are located in southern Texas and collectively include 19 miles of pipeline which gather natural gas from producing fields in the area. The acquisition was financed using the new revolving line of credit with Bank One, Texas N.A. discussed in Note 5.

      In November 1996, Midcoast, in conjunction with a group of investors, acquired overriding royalty interests ranging from 5.99% to 6.25% across three oil and gas productive tracts in Howard County, Texas. These tracts are part of the East Vealmoor Unit operated by Exxon Corporation and were purchased for cash consideration of approximately $1,350,000 from unaffiliated third parties, of which Midcoast's share was $950,000 for 70.37% of the group's interest. As consideration for identifying and negotiating the acquisition, Midcoast's interest is subject to a 25% reversionary interest after it recoups its original investment to be assigned to certain parties who developed the transaction.

5.  DEBT OBLIGATIONS:

      At December 31, 1995 and 1996, the Company had outstanding debt obligations as follows (in thousands):

                                                       DECEMBER 31, 1995         DECEMBER 31, 1995
                                                      --------------------     --------------------
                                                      CURRENT    LONG-TERM     CURRENT    LONG-TERM
                                                      -------    ---------     -------    ---------
Note payable to a bank under a $750,000 working
capital line of credit expiring September 1, 1996.
Advanced and unpaid principal bore interest at the
bank's prime rate plus 1% which was accrued and
paid monthly (repaid in August 1996)                  $   25     $   --        $   --     $   --

Note payable to a bank under a term loan which
bore interest at the bank's prime rate plus 1%,
principal and accrued interest were payable in 59
monthly installments of $6,915, with a final lump
sum payment of the remaining unpaid principal and
interest due on October 13, 1999 (repaid in August
1996)                                                     59         215           --         --

Note payable to a bank under a term loan which
bore interest at the bank's prime rate plus 1%,
principal of $3,438 and accrued interest were
payable in monthly installments with a final lump
sum payment of the remaining unpaid principal and
interest due on February 15, 1998 (repaid in
August 1996)                                              41          79           --         --

Note payable to a bank under a term loan which
bore interest at the bank's prime rate plus 1.5%,
principal of $27,778 and accrued interest were
payable in 35 monthly installments, with a final
lump sum payment of the remaining unpaid principal
and interest due on December 15, 1997 (repaid in
August 1996)                                             333         333           --         --

Revolving credit line with a bank under a $1.25
million reducing promissory note which bore
interest at the bank's prime rate plus 1.5%.
Available credit was reduced monthly by $20,833
beginning December 1, 1995. Accrued interest and
any principal amounts as may be required to cause
the outstanding principal to not exceed the amount
of credit then available were payable monthly,
with a final maturity of November 1, 1998 (repaid
in August 1996)                                          108       1,000           --         --

Revolving credit line with a bank under a $1.85
million reducing promissory note which bore
interest at the bank's prime rate plus 1%.
Available credit was reduced monthly by $17,860
beginning February 1, 1996 and $23,000 beginning
June 1, 1996. Accrued interest and any principal
amounts as may be required to cause the
outstanding principal to not exceed the amount of
credit then available were payable monthly, with a
final maturity of January 15, 1999 (repaid in
August 1996)                                              --       1,300           --         --


Note payable to an affiliate owned by certain
former officers and directors which bore interest
at the Mercantile Bank, Corpus Christi prime rate
plus 1.5%. Principal and accrued interest were due
in full at maturity on April 1, 1997 (repaid in
August 1996)                                              --         200           --         --

Note payable to an affiliate owned by certain
former officers and directors which bore interest
at the Mercantile Bank, Corpus Christi prime rate
plus 1%. Monthly payments equal to 25% of the net
revenue derived from the Starr County oil and gas
production acquisition (see Notes 4 and 6) was
allocated to interest then principal. Any
remaining principal and accrued interest was due
in full at maturity on April 1, 1997 (repaid in
July 1996)                                                --         174           --         --

Note payable to an affiliate owned by a former
officer and director which bore interest at the
Mercantile Bank, Corpus Christi Prime rate plus
5%. Principal and accrued interest were due in
full at maturity on January 1, 1997 (repaid in
January 1996)                                             --         660           --         --

Note payable by Starr County to a bank under a
term loan bearing interest at the prime rate plus
1% (9.25% at December 31, 1996), principal and
accrued interest are payable in 47 monthly
installments of $4,408 with a final payment of the
remaining unpaid principal and interest due on
January 15, 2000                                          --          --            43         92

Note payable by Pan Grande to a bank under a term
loan bearing interest at the prime rate plus 1%
(9.25% at December 31, 1996), principal and
accrued interest are payable in 59 installments of
$16,754 with a final payment of the remaining
unpaid principal and interest due on March 15,
2001                                                      --          --           154        423

Reducing revolving credit line with a bank under a
$40 million promissory note (see following
discussion for terms)                                     --          --           --       3,500

Revolving credit line with a bank for working
capital needs under a $40 million promissory note
(see following discussion for terms)                      --          --           180        --
                                                      -------    -------       -------    --------
                                                      $   566    $ 3,961       $   377    $  4,015
                                                      =======    =======       =======    ========

      In December 1992, the Company entered into a financing agreement with a bank under which the Company could borrow up to $1,800,000. This credit facility included a term loan of $1,400,000 which was payable in 36 monthly installments, the first 35 installments being the amount of $30,435 principal plus accrued interest, and the 36th and final installment being the amount of the balance of principal ($334,775) plus accrued interest then remaining outstanding and unpaid. In conjunction with obtaining a new debt facility with another bank in October 1995, the term loan was repaid in full.

      In addition to the term loan discussed above, the Company had a line of credit of $400,000 under the bank financing agreement. In September 1994, the line of credit was renewed and the available line raised to $750,000. The line of credit, as amended in July 1996, expired on September 1, 1996. Borrowings under this credit facility were collateralized by the Company's non-transportation based accounts receivable.

      In July 1993, the same bank provided the Company with an additional $360,000 facility under which the Company obtained advances of funds as needed for construction of pipelines. In conjunction with obtaining a new debt facility with another bank in October 1995, the term loan was repaid in full.

      In December 1994, a $1,000,000 credit facility financing the Company's investment in transmission facilities in Alaska was repaid and replaced with a long-term financing agreement with a new bank. Under the agreement, principal and accrued interest were paid in 35 monthly installments of $27,778 plus accrued interest with a final lump sum payment of the remaining unpaid principal and interest due on December 15, 1997. This facility was secured by the throughput fee the Company receives on its investment in Alaska.

      In October 1994, the Company obtained $335,000 under a long-term financing agreement with a bank. The funds were utilized to partially finance the construction of a three-mile pipeline in Kansas City, Kansas. In connection with this financing agreement, one of the Company's pipeline systems was subject to a negative pledge to keep the pipeline free and clear of all liens and encumbrances.

      In November 1994, $165,000 was extended by a bank to partially finance the construction of a pipeline in Albany, New York. Under this agreement, the term loan, as amended, was payable in monthly installments of $3,438 principal plus accrued interest and the final installment on February 15, 1998 being the amount of the balance of principal and accrued interest of $34,653 then remaining outstanding and unpaid. In connection with this financing agreement, one of the Company's pipeline systems was subject to a negative pledge to keep the pipeline free and clear of all liens and encumbrances.

      In October 1995, the Company entered into a new financing agreement with a bank. The new agreement provided for an initial $1,250,000 revolving line of credit with the amount of available credit being reduced by $20,833 per month beginning December 1, 1995. Upon maturity on November 1, 1998, the balance of principal plus accrued interest then remaining outstanding and unpaid was payable in full. The funds were used to repay bank debt. In connection with this financing agreement, eight of the Company's pipeline systems were subject to a negative pledge to keep the pipelines free and clear of all liens and encumbrances.

      In December 1995, the Company entered into a new financing agreement with a bank. The agreement provided for an initial $1,500,000 revolving line of credit with the amount of available credit being reduced by $17,860 per month. In May 1996, the revolving line of credit was amended to increase the available credit by $350,000 and adjust the monthly reduction of availability from $17,860 to $23,000. This amendment was made to finance the TSGGC acquisition discussed in Note 4. Upon maturity on January 15, 1999, the balance of principal plus accrued interest then remaining outstanding and unpaid was payable in full. The funds were used to repay $1,200,000 in debt owed to an affiliate for partially financing the Magnolia acquisition (see Note 4) and other working capital needs. In connection with this financing agreement, a $50,000 certificate of deposit and all of Magnolia's stock was pledged as collateral. Also, Magnolia's pipeline system was subject to a negative pledge to keep the pipeline free and clear of all liens and encumbrances.

      In March 1996, $343,000 was extended by a bank to partially finance the construction of two pipelines in Tennessee. Under this agreement, the term loan was payable in 60 monthly installments of principal and accrued interest of $7,185 beginning August 15, 1996. In connection with this financing agreement, all proceeds from the transportation agreements with the industrial customers on the two pipelines to be constructed were pledged as collateral.

      All of the above referenced bank debt was personally guaranteed by the three largest stockholders of the Company, one of which is also an officer and director of the Company.

      In December 1994, an affiliate owned by former officers and directors of the Company provided a loan of $275,000 of which $75,000 was repaid during 1995. The loan, as amended, accrued interest at the prime rate plus 1.5% and matured on April 1, 1997. The proceeds of the loan were used for general corporate purposes including the repayment of other indebtedness. No collateral was required to obtain this loan.

      In May 1995, an affiliate owned by former officers and directors of the Company provided a $173,822 loan to partially finance the acquisition of a 23% working interest in oil and gas production from two leases located in Starr County, Texas. The loan, as amended in March 1996, matured on April 1, 1997. No collateral was required to obtain this loan, although, as additional consideration for extending the loan, the affiliated company was assigned a one-half percent working interest in the oil and gas properties.

      In December 1995, an affiliate owned by a former officer and director of the Company provided a loan of $660,000. The proceeds of the loan were used for general corporate purposes including the repayment of other indebtedness. No collateral was required to obtain this loan. In January 1996, the loan was repaid in full.

      In March 1996, an affiliate owned by a former officer and director of the Company provided a loan commitment of $175,000. The Company drew $100,000 to fund its equity contribution in a Pan Grande in which the Company has a 50% interest (see Note 4). The note, as amended, bore interest at the prime rate plus 2.5% and was payable in 59 monthly installments of $1,667 plus accrued interest and a final installment at March 15, 2001 in the amount of the remaining principal and accrued interest then outstanding and unpaid. The note was secured by the Company's interest in Pan Grande.

      In August 1996, the Company repaid all the outstanding indebtedness described above with proceeds from the common stock offering discussed in Note
8. Total principal repayments amounted to approximately $4,973,000.

      Additionally, in August 1996, the Company established a new $40 million credit facility with Bank One, Texas N.A. The new credit facility provided a three-year commitment with an initial borrowing availability of $10.5 million comprised of a $1.5 million working capital line of credit and a $9.0 million reducing revolving line of credit (collectively the "Credit Agreement"). Available credit under the revolving line is reduced by $107,150 per month beginning October 1, 1996. At December 31, 1996, the Company had approximately $5.2 million and $1.3 million of available credit under the reducing revolving line and working capital line, respectively. However, the borrowing availability under each line is subject to revision, on a semi-annual basis, based on the performance of the Company's existing assets and any asset dispositions or additions from new construction or acquisitions. This review was made in conjunction with the Company's acquisition in March 1997 (see Note 13).

      When borrowings under the Credit Agreement are less than 50% of available credit, at the Company's option, interest will accrue at the London Interbank Offering Rate for 30, 60, or 90 day terms (approximately 5.50% at December 31,
1996) plus 2.5% or the Bank One, Texas N.A. base rate (8.25% at December 31,
1996) plus .25%. When borrowings are greater than 50% of available credit, an additional .25% will be added to the above interest rates. In addition, the Company is subject to a non-recurring 1% facility fee as funds are borrowed, as well as, a .375% commitment fee payable quarterly on the unused portion of borrowing availability. The facility is secured by all accounts receivable, contracts, and a first lien security interest in all the Company's pipeline systems.

      The Company is in compliance with various normal covenants and certain financial ratios as required by the Credit Agreement.

      In January 1996, Starr County, in which Midcoast owns a 60% interest and acts as manager, obtained $175,000 from a bank lender to finance the acquisition of a gas gathering pipeline. Principal and accrued interest are payable in 47 monthly installments of $4,408 with a final payment of the remaining principal and interest due on January 15, 2000. The loan is secured by the pipeline and related contracts. Furthermore, each member of Starr County has guaranteed the loan in an amount equal to their respective ownership interest. Therefore, Midcoast has guaranteed 60% of the loan value. Additionally Midcoast's portion of the loan is further guaranteed by the three largest stockholders of the Company, one of which is also an officer and director.

      In March 1996, Pan Grande obtained $800,000 from a bank to partially finance the acquisition of six pipelines (see Note 4). Principal and accrued interest is payable in 59 monthly installments of $16,754 with a final payment of the remaining unpaid principal and interest due on March 15, 2001. The loan is secured by the pipelines and related contracts. Furthermore, each member of Pan Grande has guaranteed the loan in an amount equal to their respective ownership interest. Therefore, Midcoast has guaranteed 50% of the loan value.

      The aggregate maturities of long-term debt for the five years following December 31, 1996 are as follows:

           FOR THE YEAR ENDING
               DECEMBER 31                      (IN THOUSANDS)

                  1997                             $ 197
                  1998                               215
                  1999                               231
                  2000                                69
                  2001 and thereafter              3,500
                                                  ------
                  Total                           $4,212
                                                  ======


6.  RELATED PARTY TRANSACTIONS:

      In December 1994, an affiliate owned by certain former officers and directors of the Company provided a $275,000 loan which, as amended, bore interest at the Mercantile Bank, Corpus Christi prime rate plus 1.5%. Interest was payable monthly and principal and remaining accrued interest were due in full at maturity on April 1, 1997. The proceeds of the loan were used for general corporate purposes including the repayment of other indebtedness. Principal of $75,000 was repaid in November 1995 with the remaining $200,000 repaid in August 1996 with proceeds from the common stock offering (see Note 8). Cash payments of $39,106 were made for interest during the term of the loan.

      In April 1994, affiliates owned by former officers and directors of the Company extended the collateral to obtain the long-term bank financing for the Alaska investment. The collateral was outstanding for a period of approximately eight months at which point the Company replaced the loan with another commercial lender and the collateral was released. In consideration for extending the collateral on the initial loan, the Company assigned a five percent net revenue interest on the net income derived from the Company's investment in the oil and natural gas gathering pipelines near Cook Inlet, Alaska. However, the five percent net revenue interest applies only after all costs associated with the investment have been recouped by the Company. As of December 31, 1996, no amounts have been paid under the assignment of the net revenue interest.

      In May 1995, an affiliate owned by former officers and directors of the Company provided a $173,822 loan to partially finance the acquisition of a 23% working interest in oil and gas production from two leases located in Starr County, Texas. The loan, as amended in March 1996, bore interest at the Mercantile Bank, Corpus Christi prime rate plus 1% and matured on April 1, 1997. However, the loan was repaid in full in August 1996 with proceeds from the Company's common stock offering (see Note 8). Cash payments of interest amounting to $3,346 and $18,124 were made during 1995 and 1996, respectively. No collateral was required to obtain this loan, although, as additional consideration for extending the loan, the affiliated company was assigned a one-half percent working interest in the oil and gas properties.

      The Five Flags acquisition discussed in Note 3 was financed by a former officer and director of the Company. A promissory note in the amount of $1,872,450 was executed by the Company which provided for monthly payments of interest beginning April 1, 1996 until December 31, 1996 at which time both principal and accrued interest would be due in full. Interest accrued at the prime rate plus 2%. However, the note plus accrued interest of approximately $10,500 was repaid in full in October 1995 using the proceeds from the sale of the Five Flags investment.

      In addition to the $660,000 general corporate purposes loan provided in December 1995 and repaid in January 1996 (including accrued interest of $4,039) as discussed in Note 5 herein, $1,200,000 was borrowed from an affiliate owned by a former officer and director of the Company in October 1995. These funds were used in conjunction with the remainder of the sales proceeds of Five Flags to fully retire a $500,000 debenture and $2,700,000 note due the seller of Magnolia. The loan agreement called for interest to be accrued at the prime rate plus 5% and was due monthly beginning April 1, 1996. The loan was to mature on January 31, 1997, however, upon consummation of the new $1,500,000 bank credit facility in December 1995, the note plus accrued interest of $35,260 was repaid in full.

      As additional consideration for extending the $1,200,000 loan, Midcoast granted the affiliate a 5% net revenue interest in Magnolia's earnings before interest, income taxes and depreciation to be paid on a monthly basis. The net revenue interest, as amended in May 1996, applied only after Magnolia's acquisition cost has been recouped by the Company. No amounts related to Magnolia's earnings were paid under the assignment of the net revenue interest. Midcoast had the right to repurchase this net revenue interest from the affiliate for a cash payment of $25,000. However, the repurchase amount was increased an additional $25,000 on November 1, 1995 and each following month up to a maximum of $500,000. In July 1996, the Company exercised it's right to repurchase the net revenue interest for cash consideration of $250,000.

      In March 1996, the Company borrowed $100,000 from an affiliate owned by a former officer and director of the Company for its equity contribution in Pan Grande (see Note 4) pursuant to a promissory note. The note, as amended, bore interest at the prime rate plus 2.5% and was payable in 59 monthly installments of $1,667 plus accrued interest and a final installment at March 15, 2001 in the amount of the remaining principal and accrued interest then outstanding and unpaid. The note was secured by the Company's interest in Pan Grande. The affiliate also committed to lend up to an additional $75,000 in the event an additional system was purchased by Pan Grande. In consideration for the financing of the equity contribution and the commitment for additional financing, the Company issued the affiliate 4,460 shares of the Company's common stock. The note plus accrued interest of $4,896 was repaid in full in August 1996 with proceeds from the Company's common stock offering (see Note 8).

7.  COMMITMENTS AND CONTINGENCIES:

EMPLOYMENT CONTRACTS

      The Chief Executive Officer and President of the Company ( the "President"), has an employment agreement with the Company which terminates in December 1997, pursuant to which he receives a base annual salary of $125,000 adjusted for salary increases the Board may approve. The Company is currently negotiating a new employment agreement with the President to extend his term to December 2001. In 1994 and 1995, two key employees of the Company entered into three-year and four-year employment agreements, respectively. In April 1996, the three-year employment agreement referred to above was renegotiated to extend the term an additional two years. These agreements may be terminated by mutual consent or at the option of the Company for cause, death or disability. In the event termination is due to death, disability or defined changes in the ownership of the Company, the full amount of compensation remaining to be paid during the term of the agreement will be paid to the employee or their estate, after discounting at 12% to reflect the current value of unpaid amounts.

LEASES

      In March 1996, Midcoast entered into a new non-cancelable operating lease for its office space which expires on January 31, 1999. Previously, Midcoast had another non-cancelable lease which expired in June 1995 and converted to a month-to-month arrangement until the new lease was executed. Rent expense of $50,600, and $72,700 was incurred during the years ended 1995 and 1996, respectively under these operating leases. As of December 31, 1996, future minimum lease payments due under this lease are approximately $73,125 in 1997, $77,859 in 1998, and $6,488 in 1999.

INVESTMENT IN ALASKA

      In September 1996, an involuntary bankruptcy petition was filed in the United States Bankruptcy Court for the District of Alaska (the "Court") against Stewart Petroleum Company ("Stewart") who operates the West McArthur River
(WMRU) production field and pipeline in Alaska in which Midcoast invested. The Company receives a throughput fee for all oil and natural gas transported through the WMRU pipeline. In January 1997, Stewart consented to an order for relief under Chapter 11 of the United States Bankruptcy Code. The Bankruptcy Court has not ruled on any disclosure statement, plan of reorganization, nor on the validity of any claims against Stewart. The payment of the Company's throughput fees since August production have been suspended, and only those claims which are "necessary to avoid immediate and irreparable harm to the Stewart estate" have been allowed to be paid by the Court. However, it is the Company's belief that its position is adequately protected and as such is continuing to accrue revenue for the throughput fees from August through December 1996 which amount to approximately $96,000.

8.  CAPITAL STOCK:

      At December 31, 1996, the Company had authorized 10 million shares of common stock of which 2,499,999 shares were issued and outstanding. There are 66,689 shares issued and outstanding at December 31, 1996 which are subject to a vesting schedule in connection with employee agreements entered into during 1994, 1995 and 1996 (see Note 12).

      In May 1996, the Board approved the redemption of the 5% cumulative preferred stock ("5% Preferred") for $118,366 held by a director and officer and two former directors and officers of the Company. The shares were redeemed for ten percent of the stated liquidation value ($1,183,665). Subsequently, no shares of the Company's preferred stock remain outstanding. Following redemption of the Company's 5% Preferred, the Company's articles of incorporation were amended to reflect only one class of outstanding securities, the Company's common stock.

       In July 1996, the Board and a majority of the Company's shareholders authorized amending the Company's articles of incorporation to increase the number of authorized common shares from 6,000,000 shares to 10,000,000 shares. In addition, the Board authorized an approximate 4.46 for 1 stock split in anticipation of the Company's common stock offering discussed below.

      On August 9, 1996, the Company's Registration Statement on Form SB-2 was declared effective by the SEC. On August 14, 1996, the Company sold 1,000,000 shares of its common stock at an offering price of $10.00 per share. The Company's stock is listed on the American Stock Exchange under the symbol "MRS." Under the terms of the underwriting agreement, the underwriters received warrants to acquire 100,000 shares at 142% of the initial offering price per share. The securities underlying these warrants are subject to piggyback registration rights. After deducting underwriting commissions and other underwriting expenses of the offering, proceeds of approximately $8,841,000 were received by the Company from the underwriter. The proceeds were used to repay indebtedness with the remainder applied to acquisitions of pipelines and related assets.

      The Company issued warrants to purchase 34,349 shares of the Company's common stock at $7.85 per share. These warrants, which are subject to an eighteen-month lock-up agreement and have certain piggyback registration rights, were issued in connection with the Company's common stock offering.

9.  INCOME TAXES:

      The Company has a net operating loss ("NOL") carryforward of approximately $11.0 million expiring in various amounts from 1999 through 2008. In addition, the Company has an investment tax credit ("ITC") carryforward of approximately $348,000 which expires primarily in 1997. These loss carryforwards were generated by the Company's predecessor. The ability of the Company to utilize the carryforwards is dependent upon the Company maintaining profitable operations and staying in compliance with certain Internal Revenue Service ("IRS") code provisions and regulations associated with changes in shareholder control. Failure to adhere to these IRS requirements could result in a significant limitation of the Company's ability to utilize its NOL and ITC carryforwards and could also result in a loss of utilization altogether.

      The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 1995 and 1996, are as follows (in thousands):

                                                             DECEMBER 31
                                                          1995     1996

      Net operating and capital loss carryforwards     $ 5,124   $ 3,723
      Investment tax credit carryforwards                  354       348
      Alternative minimum tax credit                        44        86
      Financial basis of assets in excess of tax basis    (644)     (344)
      Valuation allowance                               (4,834)   (3,727)
                                                       -------   -------
      Net deferred tax assets                          $    44   $    86
                                                       =======   =======

      The valuation allowance declined $1,107,000 from December 31, 1995 to December 31, 1996 because of net operating loss carryforwards used in 1996 and capital loss carryforwards which expired.

      A reconciliation of the 1995 and 1996 provision for income taxes to the statutory United States tax rate is as follows (in thousands):

                                                          1995     1996

      Federal tax computed at statutory rate             $ 771    $ 643
      Utilization of net operating loss carryforwards     (771)    (643)
                                                         -----    -----
      Actual provision                                  $   -     $   -
                                                        ======    =====

10.  MAJOR CUSTOMERS:

      For the years ended December 31, 1995 and 1996, the Company derived over 10% of its sales of natural gas and transportation fees from Mid-America Pipeline Company and affiliates, and Westlake Petrochemicals Corporation. They accounted for 40% and 14% during 1995, and 31% and 15% during 1996, respectively.

11.  CONCENTRATION OF CREDIT RISK:

      The Company derives revenue from gas transmission and gathering services for commercial companies located in Alabama, Alaska, Kansas, Louisiana, New York, Oklahoma, Tennessee and Texas. Two of Midcoast's largest customers account for 44% or approximately $4.0 million of the outstanding accounts receivable at December 31, 1996. These accounts receivable were subsequently collected under normal credit terms and the Company believes that future accounts receivable with these companies will continue to be collected under normal credit terms based on previous experience. The Company performs ongoing evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts which it deems doubtful of collection. At December 31, 1996, no provision for doubtful accounts was provided.

      The Company maintains deposits in banks which may exceed the amount of federal deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any possible deposit loss is minimal.

12.  EMPLOYEE BENEFITS:

      The Company issued a total of 63,343 and 26,007 common shares of the Company's common stock to certain key employees in 1995 and 1996, respectively. Of the shares issued in 1995 and 1996, 57,991 and 8,921 respectively were issued in connection with employment agreements with certain employees and vest in equal amounts: the 57,991 shares over a four-year period and the 8,921 shares over a three-year period. The shares were valued at the estimated fair market value on the date of issuance. Compensation expense is being recognized ratably over the vesting period.

      In May 1996, the Board of the Company adopted the Midcoast Energy Resources, Inc. 1996 Incentive Stock Plan (the "Incentive Plan"). All employees, including officers (whether or not directors) and consultants of the Company and its subsidiaries are currently eligible to participate in the Incentive Plan. Persons who are not in an employment or consulting relationship with the Company or any of its subsidiaries, including non-employee directors, are not eligible to participate in the Incentive Plan. Under the Incentive Plan, the Compensation Committee may grant incentive awards (the "Incentive Awards") with respect to a number of shares of common stock that in the aggregate do not exceed 200,000 shares of common stock, subject to adjustment upon the occurrence of certain recapitalizations of the Company.

      The Incentive Plan provides for the grant of (i) options, both incentive stock options and non-qualified options, (ii) shares of restricted stock, (iii) performance awards payable in cash or common stock, (iv) shares of phantom stock, and (v) stock bonuses (collectively, the "Incentive Awards"). In addition, the Incentive Plan provides for the grant of cash bonuses payable when a participant is required to recognize income for federal income tax purposes in connection with the vesting of shares of restricted stock or the issuance of shares of common stock upon the grant of a performance award or a stock bonus, provided, that such cash bonus may not exceed the fair market value (as defined) of the shares of common stock received on the grant or exercise, as the case may be, of an Incentive Award. No Incentive Award may be granted under the Incentive Plan after ten years from the Incentive Plan adoption date.

      In February 1997, certain key employees were granted a total of 160,000 incentive stock options (see Note 13).

      In December 1996, the Company established a defined contribution 401(k) Profit Sharing Plan for its employees. The plan provides participants a mechanism for making contributions for retirement savings. Each participant may contribute certain amounts of eligible compensation. The Company makes a matching contribution to the plan which amounted to approximately $16,000 in 1996.

13.  SUBSEQUENT EVENTS:

      In February 1997, the Company's Compensation Committee approved the granting of 160,000 incentive stock options to certain key employees. The options were issued at an exercise price equal to the fair market value on the date of grant which was $10.50. The options vest in equal amounts over a five-year period and expire in ten years from the date of grant. However, those options issued to employees who own 10% or more of the Company's common stock were valued at 110% of fair market value on the date of grant ($11.55), vest in equal amounts over a four and one-half year period, and expire five years from the date of grant.

      In March 1997, the Company entered into a definitive purchase and sale agreement (the "Agreement") to acquire the stock of three subsidiaries of Atrion Corporation ("Atrion") for cash consideration of approximately $39.4 million subject to post closing adjustments and $2 million of deferred contingent payments to be paid in equal amounts over an eight-year period . The Agreement contains representations and warranties, indemnities and conditions to closing customary to transactions of this type. The three subsidiaries include Alabama Tennessee Natural Gas Company ("ATNG"), Tennessee River Intrastate Gas Company, Inc. ("TRIGAS") and AlaTenn Energy Marketing Company, Inc. ("ATEMCO"). ATNG owns and operates a 288 mile interstate pipeline, with two compression stations, that runs from Selmer, Tennessee to Huntsville, Alabama. TRIGAS owns and operates a 38 mile pipeline extending from Barton, Alabama to Courtland, Alabama that transports gas to two industrial customers. ATEMCO is a natural gas marketing company which primarily services the natural gas needs of the customers on ATNG and TRIGAS. The acquisition has been approved by the board of directors of both the Company and Atrion, however, the acquisition is subject to certain regulatory approvals, and approval by Atrion's shareholders. In conjunction with executing the purchase and sale agreement, Midcoast was required to deposit $2.0 million in an escrow account maintained by the trust department of a bank. In the event that Midcoast is unable or unwilling to consumate the transaction after the necessary approvals have been received, the escrowed money will be paid to Atrion as compensation for all damages. On the other hand, the agreement also stipulates that if Atrion is unable or unwilling to consummate the transaction, which includes not receiving shareholder approval, Midcoast will receive $2.0 million as cash compensation for all damages. Consummation of the transaction is anticipated during the second quarter of 1997 with financing to be provided by Bank One, Texas N.A. as discussed below.

       In anticipation of acquiring the Atrion subsidiaries, the Company executed a commitment letter in March 1997 with its existing bank lender, Bank One, Texas N.A. to increase the Company's borrowing availability under the Credit Agreement to $43.5 million. Pursuant to the consummation of the acquisition, the Credit Agreement will be amended to include a $7.0 million working capital line of credit and two reducing revolving lines of credit with total availability of $36.5 million. Available credit under the reducing revolving lines will be reduced by a total of approximately $244,000 per month beginning June 1, 1997 with a balloon payment of $7.0 million on August 31, 1997. In addition to the fees currently required under the Credit Agreement, a $100,000 fee will be due upon consummation of the Atrion subsidiaries acquisition in consideration for extending the financing.

ITEM   8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE

          None

                                   PART III

ITEM   9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Items 9, 10, 11 and 12 is incorporated herein by reference to the Company's definitive proxy statement to be filed with the SEC in connection with its annual shareholders' meeting to be held on May 8, 1997.

                                    PART IV

ITEM 13.  FINANCIAL STATEMENT SCHEDULE, EXHIBITS, AND REPORTS ON FORM 8-K

(a)   1. Financial Statements

         All financial statements of Midcoast Energy Resources, Inc. and subsidiaries are included under Item 7 beginning on Page 21 of this Form 10-KSB.

      2. Exhibits

         The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

         2.1 Agreement for Purchase and Sale of Stock dated September 6, 1995, by and between Midcoast Holdings No. One, Inc. and Koch Gateway Pipeline Company (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1995, as Exhibit 10.25).

         2.2 First Amendment to Agreement for Purchase and Sale of Stock dated September 6, 1995, by and between Midcoast Holdings No. One, Inc. and Koch Gateway Pipeline Company dated October 2, 1995 (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1995, as Exhibit 10.26).

         2.3 Agreement for Purchase and Sale of Stock dated September 13, 1995, by and between Five Flags Holding Company and Midcoast Holdings No. One, Inc. (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1995, as Exhibit 10.27).

         2.4 Agreement for Purchase of Stock dated September 13, 1995, by and between Midcoast Holdings No. One, Inc. and Rainbow Investments Company (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1995, as
                  Exhibit 10.28 ).


         2.5 Agreement for Purchase and Sale of Stock dated July 27, 1995, by and between Williams Holdings of Delaware, Inc. and Midcoast Holdings No. One, Inc. (Incorporated by reference from Midcoast Form 8-K dated September 22, 1995).

         2.6 Agreement for Sale and Purchase of Harmony Gas Processing Plant and Related Gathering System dated October 3, 1996 by and between Koch Hydrocarbon Company, a division of Koch Industries, Inc. And Midcoast Holdings No. One, Inc. (Incorporated by reference from Midcoast Form 8-K dated October 21, 1996, as Exhibit 2.1).

         2.7 Stock Purchase Agreement dated March 18, 1997 by and between Midcoast Energy Resources, Inc. and Atrion Corporation.

         3.1 Articles of Incorporation of Midcoast Energy Resources, Inc. (Incorporated by reference from Midcoast Form 10-KSB for the fisical year ended December 31, 1992).

         3.2 Certificate of Amendment of Articles of Incorporation of Midcoast Energy Resources, Inc. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643) dated August 8, 1996).

         3.3 Bylaws of Midcoast Energy Resources, Inc. (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1992).

         4.1 Shareholder Agreement by and between Midcoast Energy Resources, Inc. and Bill G. Bray dated April 30, 1994 (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1994).

         4.2 Shareholder Agreement by and between Midcoast Energy Resources, Inc., and Duane S. Herbst dated April 30, 1994 (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1994).

         4.3 Shareholder Agreement by and between Midcoast Energy Resources, Inc., and Richard A. Robert dated April 30, 1994 (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1994).

         4.4 Shareholder Agreement by and between Midcoast Energy Resources, Inc., and Iris J. Berthelot, II dated April 30, 1994 (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1994).

         4.5 Specimen Certificate for Shares of Common Stock, par value $.01 per share. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643) dated August 8, 1996).

         4.6 Representative's Warrants. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643) dated August 8, 1996).

         4.7 Voting Proxy Agreement by and between Midcoast Energy Resources, Inc., Stevens G. Herbst, Kenneth B. Holmes, Jr., Rainbow Investments Company and Texas Commerce Bank National Association. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643) dated August 8, 1996).

         4.8 Registration Rights Agreement by and between Midcoast Energy Resources, Inc. and Stevens G. Herbst. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643) dated August 8, 1996).

         4.9 Registration Rights Agreement by and between Midcoast Energy Resources, Inc. and Kenneth B. Holmes, Jr. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643) dated August 8, 1996).

         4.10 Registration Rights Agreement by and between Midcoast Energy Resources, Inc. and Rainbow Investments Company. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643) dated August 8, 1996).

         10.1 Employment Agreement by and between Midcoast Energy Resources, Inc., and Dan C. Tutcher dated January 1, 1993 (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1992).

         10.2 Amendment dated April 1, 1993 to the Employment Agreement by and between Midcoast Energy Resources, Inc., and Dan C. Tutcher dated January 1, 1993 (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31,
                  1993).

         10.3 Employment Agreement by and between Midcoast Energy Resources, Inc., and Richard A. Robert dated April 30, 1994 (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1994).

         10.4 Employment Agreement by and between Midcoast Energy Resources, Inc., and Bill G. Bray dated July 1, 1994 (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1994).

         10.5 Assignment of Net Revenue Interest dated July 1, 1994 by and between Texline Gas Company and Midcoast Energy Resources, Inc. (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1994).

         10.6 Assignment of Net Revenue Interest dated July 1, 1994 by and between Rainbow Investments Co. and Midcoast Energy Resources, Inc. (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1994).

         10.7 Agreement dated March 31, 1994 by and between Midcoast Energy Resources, Inc., and Stewart Petroleum Company (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1993).

         10.8 Employment Agreement by and between Midcoast Energy Resources, Inc. and I.J. Berthelot, II dated April 17, 1995 (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1995).

         10.9 Amendment to Employment Agreement dated April 17, 1995 by and between Midcoast Energy Resources, Inc. and I.J. Berthelot, II, dated December 8, 1995 (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31,
                  1995).

         10.10 Operating Agreement of Pan Grande Pipeline, L.L.C. by and between Midcoast Holdings No. One, Inc. and Resource Energy Development, L.L.C. dated February 28, 1996 (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1995).

         10.11 Amendment dated April 8, 1996 to the Employment Agreement by and between Midcoast Energy Resources, Inc. and Richard A. Robert dated April 30, 1994 (Incorporated by reference from Midcoast Form 10-QSB for the three-month period ended March 31, 1996).

         10.12 Warrant by and between Triumph Resources Corporation and Midcoast Energy Resources, Inc. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643) dated August 8, 1996)

         10.13 Midcoast Energy Resources, Inc. 1996 Incentive Stock Plan. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643) dated August 8, 1996)

         10.14 Credit Agreement dated August 22, 1996 by and between Bank One, Texas N.A. and Midcoast Energy Resources, Inc.; Magnolia Pipeline Corporation and H&W Pipeline Corporation. (Incorporated by reference from Midcoast Form 10-QSB for the nine-month period ended September 30, 1996.)

         21.1     Schedule listing subsidiaries of Midcoast Energy Resources,
                  Inc.

         27.1     Financial Data Schedule for the year ended December 31, 1996.

(b)   Reports of Form 8-K

      A report on Form 8-K was filed during the fourth quarter of 1996. Such report was filed on October 21, 1996 to report the acquisition of the Harmony gas processing plant and pipeline system ("Harmony System") from Koch Hydrocarbons Company, a division of Koch Industries, Inc. , for cash consideration of approximately $3.6 million. In addition, a report on Form 8-K/A was filed on November 13, 1996 as an amendment to the Form 8-K filed on October 21, 1996 mentioned above. The amendment was filed to include the financial statements required including the audited Historical Summary of Revenue and Direct Operating Expenses for the six months ended June 30, 1996 and 1995 and for the year ended December 31, 1995 for the Harmony System, the unaudited Midcoast Pro Forma Balance Sheet as of June 30, 1996, and the unaudited Midcoast Pro Forma Statement of Operations for the six months ended June 30, 1996 and for the year ended December 31, 1995.

                                  Signatures

     In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MIDCOAST ENERGY RESOURCES, INC.
(Registrant)


BY:/S/ DAN C. TUTCHER
     Dan C. Tutcher
     Chief Executive Officer


Date:  March 31, 1997


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on March 31, 1997.


SIGNATURES                                CAPACITY IN WHICH SIGNED


/S/ DAN C. TUTCHER                        Chairman of the Board
(Dan C. Tutcher)                          Chief Executive Officer
                                          and President


/S/ E.P. MARINOS                          Director
(E. P.  Marinos)


/S/ RICHARD N. RICHARDS                   Director
(Richard N. Richards)


/S/ I. J. BERTHELOT, II                   Vice President of Operations
(I.  J.  Berthelot, II)                   and Director


/S/ RICHARD A. ROBERT                     Treasurer, Principal Financial Officer

(Richard A. Robert)                       and Principal Accounting Officer