Form 10QSB
period 1997-03-31
MIDCOAST ENERGY RESOURCES INC
filed 1997-05-16
CIK 276327

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                              FORM 10-QSB


 [X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the Quarterly Period Ended March 31, 1997

 [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                        Exchange Act of 1934


                   Commission file number 0-8898


                   Midcoast Energy Resources, Inc.

            (Exact name of Registrant as Specified in Its Charter)


                           Nevada 76-0378638

              (State or Other Jurisdiction of(I.R.S.  Employer
                Incorporation or Organization)Identification No.)

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

       On March 31, 1997, there were outstanding 2,499,999 shares of the Company's common stock, par value $.01 per share.

        Transitional Small Business Disclosure Format.  Yes      No  X


              MIDCOAST ENERGY RESOURCES, INC., and Subsidiaries
                    Quarterly Report on Form 10-QSB for the
                        Quarter Ended March 31, 1997


                                                                    Page
                                                                   Number
  PART I.  FINANCIAL INFORMATION

  Item 1.   Unaudited Financial Statements

             Consolidated Balance Sheets as of December 31, 1996
             and March 31, 1997                                          3

             Consolidated Statements of Operations for the three months
             ended March 31, 1996 and March 31, 1997                     4

             Consolidated Statement of Shareholders' Equity for
             the three months ended March 31, 1997.                      5

             Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and March 31, 1997

             Notes to Consolidated Financial Statements                   7

  Item 2.   Management's Discussion and Analysis of Results
            of Operations                                                 9

  PART II.  OTHER INFORMATION                                            10

  SIGNATURE                                                              11

               MIDCOAST ENERGY RESOURCES, INC., and Subsidiaries


                         CONSOLIDATED BALANCE SHEETS


                                                 December 31,               March 31,
                                                    1996                       1997
                                                                           (Unaudited)

    ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                       $ 1,167,825               $ 3,041,418
 Accounts receivable, no allowance
 for doubtful accounts                             8,891,808                 5,021,126

  Total current assets                            10,059,633                 8,062,544

PROPERTY, PLANT AND EQUIPMENT, at cost:
Natural gas transmission facilities               11,939,173                12,141,699
Investment in transmission facilities              1,302,303                 1,325,407
Natural gas processing facilities                  3,735,262                 3,789,447
Oil and gas properties, using the full-cost
 method of accounting                              1,274,436                 1,307,800
Other property and equipment                         264,842                   315,950
                                                  18,516,016                18,880,303
ACCUMULATED DEPRECIATION, DEPLETION
  AND AMORTIZATION                                (1,550,670)               (1,732,437)
                                                  16,965,346                17,147,866
OTHER ASSETS, net of amortization                    278,235                 2,442,954

  Total assets                                  $ 27,303,214              $ 27,653,364

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities         $ 8,464,395               $ 6,060,779
Current portion of deferred income                    83,000                    83,000
Short-term borrowing from bank                       180,000                     -
Current portion of long-term debt
 payable to banks                                    196,831                   196,831

  Total current liabilities                        8,924,226                 6,340,610

LONG-TERM DEBT PAYABLE TO Banks                    4,015,146                 5,942,861

DEFERRED INCOME                                      152,167                   131,417

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES       618,591                   654,985

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 10 million
 shares authorized, 2,499,999
 shares issued and outstanding at December 31,
 1996 and March 31, 1997                             25,000                     25,000
Paid-in capital                                  26,941,660                 26,941,660
Accumulated deficit                             (13,283,876)              (12,351,969)
Unearned compensation                               (89,700)                  (31,200)

    Total shareholders' equity                   13,593,084                 14,583,491

    Total liabilities and shareholders'equity  $ 27,303,214               $ 27,653,364










The accompanying notes are an integral part of these consolidated financial statements.


           MIDCOAST ENERGY RESOURCES, INC., and Subsidiaries


                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)


                                                            For the Three Months Ended
                                                               March 31,    March 31,
                                                                 1996          1997
OPERATING REVENUES:
   Sale of natural gas and  transportation fees             $  5,510,278    $11,416,814
   Natural gas processing revenue                                   -         1,470,120
   Sale of pipelines                                              22,500        -
   Oil and gas revenue                                            50,769         77,320

    Total operating revenues                                   5,583,547     12,964,254

OPERATING EXPENSES:
  Cost of natural gas and transportation charges               4,675,938     10,298,512
   Natural gas processing costs                                     -           726,290
   Cost of pipelines sold                                          2,153          -
   Production of oil and gas                                      22,288         11,556
  Depreciation, depletion and  amortization                      150,759        255,016
   General and administrative                                    198,970        374,068

    Total operating expenses                                   5,050,108     11,665,442

     Operating income                                            533,439      1,298,812

NON-OPERATING ITEMS:
  Interest expense                                              (119,879)       (95,282)
 Minority interest in consolidated subsidiaries                  (20,633)       (59,754)
  Other income (expense), net                                    (19,245)       (11,869)

INCOME BEFORE INCOME TAXES                                        373,682      1,131,907

PROVISION FOR INCOME TAXES                                           -             -

     Net income                                                   373,682      1,131,907

5% CUMULATIVE PREFERRED STOCK DIVIDENDS                           (14,755)         -

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS                 $    358,927    $ 1,131,907


NET INCOME PER COMMON SHARE                                  $        .24    $       .45

WEIGHTED AVERAGE NUMBER OF
 COMMON  SHARES  OUTSTANDING                                    1,465,827      2,499,999






The accompanying notes are an integral part of these consolidated financial statements.



               MIDCOAST ENERGY RESOURCES INC., and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                             5%
                                         Cumulative                                                           Total
                                          Preferred       Common     Paid-in     Accumulated    Unearned    Shareholders'
                                            Stock         Stock      Capital       Deficit    Compensation    Equity

BALANCE, December 31, 1995                 $200,000       $14,657   $18,824,681  $(14,775,102) $(106,800)   $ 4,157,436

 Shares issued in connection with
 a financing agreement with an affiliate       -               45         5,955        -          -               6,000

 Shares issued or vested under various
 stock-based compensation arrangements         -              298        38,401        -          17,100         55,799

 Redemption of 200,000 shares of  5%
 cumulative preferred stock  (Note 8)      (200,000)           -         81,634        -                       (118,366)

 Sale of 1,000,000 shares of common
 stock                                         -           10,000     7,990,989        -           -          8,000,989

      Net income                               -               -            -        1,914,089     -          1,914,089

      5% cumulative preferred stock dividends  -               -            -          (22,863)    -            (22,863)

     Common stock dividends, $.08 per share    -               -            -         (400,000)    -           (400,000)

BALANCE, DECEMBER 31, 1996                     -           25,000    26,941,660    (13,283,876)  (89,700)    13,593,084

     Shares vested under various stock-based
     compensation arrangements                 -               -            -           -         58,500         58,500

   Net income                                  -               -            -         1,131,907       -       1,131,907

   Common stock dividends, $.08 per share      -               -       (200,000)        -         (200,000)

   BALANCE, MARCH 31, 1997 (Unaudited)      $  -           $25,000   $26,941,660   $(12,351,969) $ (31,200)  $14,583,491




The accompanying notes are an integral part of these consolidated financial statements.


                 MIDCOAST ENERGY RESOURCES, INC., and Subsidiaries


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                        For the Three Months Ended
                                                           March 31,    March 31,
                                                             1996          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income applicable to common shareholders          $     358,927    $ 1,131,907
 Adjustments to arrive at net cash provided (used) in
  operating activities-
    Depreciation, depletion and amortization                 136,328        255,016
    Gain on sale of operating pipeline                       (20,347)           -
    Recognition of deferred income                           (20,750)       (20,750)
    Income on partnership investments                        (26,300)           -
    Minority interest in consolidated subsidiaries               -           59,754
    Issuance of common stock to employees                        -           17,875
    Changes in working capital accounts-
       Decrease in accounts receivable                       227,967      3,870,682
       Increase (decrease) in accounts payable and
        accrued liabilities                                  652,376     (2,366,449)

    Net cash provided by operating activities              1,308,201      2,948,035

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (104,823)      (425,026)
  Acquisition escrow deposit (Note 2)                            -       (2,000,000)
   Other                                                    (184,318)      (197,131)

    Net cash used in investing activities                   (289,141)    (2,622,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank debt borrowings                                      1,653,000     2,110,000
  Bank debt repayments                                     (1,278,712)     (362,285)
  Proceeds from notes payable to shareholders
     and affiliates                                           100,000           -
  Repayments on notes payable to shareholders and affiliates (660,000)          -
  Dividends on common stock                                      -         (200,000)

    Net cash provided by financing activities                (185,712)    1,547,715

NET INCREASE IN CASH AND CASH EQUIVALENTS                     833,348     1,873,593

CASH AND CASH EQUIVALENTS, beginning of period                106,152     1,167,825

CASH AND CASH EQUIVALENTS, end of period                  $   939,500    $3,041,418


CASH PAID FOR INTEREST                                    $   137,722    $   95,282
CASH PAID FOR INCOME TAXES                                $      -       $   51,476








The accompanying notes are an integral part of these consolidated financial statements.

              MIDCOAST ENERGY RESOURCES, INC., and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

The accompanying unaudited financial information has been prepared by Midcoast Energy Resources, Inc. ("Midcoast" or "the Company") in accordance with the instructions to Form 10-QSB. The information furnished reflects all adjustments, all of which were of a normal recurring nature, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain reclassification entries were made with regard to the Consolidated Financial Statements for the three months ended March 31, 1996 so that the presentation of the information is consistent with reporting for the Consolidated Financial Statements for the three months ended March 31, 1997. It is suggested that the financial information be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

 2.    ACQUISITIONS

In March 1997, the Company entered into a definitive purchase and sale agreement (the "Agreement") to acquire the stock of three subsidiaries of
Atrion Corporation ("Atrion") for cash consideration of approximately $39.4 million subject to post closing adjustments and up to $2 million of deferred contingent payments to be paid over an eight-year period. The Agreement contains representations and warranties, indemnities and conditions to closing customary to transactions of this type. The three subsidiaries include Alabama Tennessee Natural Gas Company ("ATNG"), Tennessee River Intrastate Gas Company, Inc. ("TRIGAS") and AlaTenn Energy Marketing Company, Inc. ("ATEMCO")
(collectively the "Atrion Subsidiaries").   ATNG owns and operates a 288 mile
interstate pipeline, with two compressor stations, that runs from Selmer, Tennessee to Huntsville, Alabama. TRIGAS owns and operates a 38 mile pipeline extending from Barton, Alabama to Courtland, Alabama and a one mile pipeline in Morgan County, Alabama, which transport gas to two industrial customers. ATEMCO is a natural gas marketing company which primarily services the natural gas needs of the customers on ATNG and TRIGAS. The acquisition has been approved by the board of directors of both the Company and Atrion, however, the acquisition is subject to approval by Atrion's shareholders. In conjunction with executing the purchase and sale agreement, Midcoast was required to deposit
$2.0 million in an escrow account maintained by the trust department of a bank. In the event that Midcoast is unable or unwilling to consummate the transaction after the necessary approvals have been received, the escrowed money will be paid to Atrion as compensation for all damages. On the other hand, the agreement also stipulates that if Atrion is unable or unwilling to consummate the transaction, which includes not receiving shareholder approval, Midcoast will receive $2.0 million as cash compensation for all damages. Consummation of the transaction is anticipated during the second quarter of 1997 with financing to be provided by Bank One, Texas N.A. (See Note 3).

 3.   BANK DEBT

 In anticipation of acquiring the Atrion Subsidiaries, the Company executed a commitment letter in March 1997 with its existing bank lender, Bank One, Texas N.A. to increase the Company's borrowing availability under its agreement (the "Credit Agreement") to $43.5 million. Pursuant to the consummation of the acquisition, the Credit Agreement will be amended to include a $7.0 million working capital line of credit and two reducing revolving lines of credit with total availability of $36.5 million. Available credit under the reducing revolving lines will be reduced by a total of approximately $244,000 per month beginning June 1, 1997 with a balloon payment of $7.0 million on August 31, 1997. In addition to the fees currently required under the Credit Agreement, a $100,000 fee will be due upon consummation of the Atrion subsidiaries acquisition in consideration for extending the financing.

 4.   C0MMITTMENTS AND CONTINGENCIES

In January 1997, the Compensation Committee approved an amendment to the Employment Agreement of Dan C. Tutcher, the Chief Executive Officer and President of the Compnay extending the term to December 2001 and pursuant to which he receives a base annual salary of $95,000 in 1997, $125,000 in 1998 and 1999 and $150,000 in 2000 and 2001. He may further participate in any such executive level bonuses or salary increases as the Compensation Committee may approve, is also entitled to reimbursement for reasonable automobile expenses not to exceed $500 each month and is eligable for participation in the Company's group insurance plans. Mr. Tutcher is required to devote his full time and attention to the Company.

In September 1996, an involuntary petition for relief under Chapter 11 of the United States Bankruptcy Code was filed against Stewart Petroleum Company ("Stewart") in the United States Bankruptcy Court for the District of Alaska (the "Court") by certain working interest owners in the West McArthur River Unit ("WMRU") Production Facility, operated by Stewart. The Company receives a throughput fee for all oil and natural gas transported through the WMRU pipeline; howevert,payment of the Company's throughput fees since August 1996 have been suspended by the Court, and only those claims deemed to be necessary to avoid immediate and irreparable harm to the Stewart estate have been paid. Stewart consented to an order for relief in January 1997 and Stewart, with the petitioners, subsequently filed a joint Disclosure Statement and Plan of
Reorganization, as amended (the "Stewart Plan").   In April 1997, the Court
approved the Disclosure Statement and scheduled a Confirmation Hearing on the Stewart Plan for May 22, 1997. The Stewart Plan provides for the payment of the Company's claim and the Company believes it is adequately protected. As such, the Company is continuing to accrue revenue for the throughput fees from August 1996 to March 1997 which amounts to $142,959.

  5.      EMPLOYEE BENEFITS

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

 6.   SUBSEQUENT EVENTS

In April 1997, the Board approved the adoption of the 1997 Non-Employee Director Stock Option Plan (the "Director Plan"), which was subsequently approved by the Company's shareholders in May 1997. The Director Plan provides for the grant to non-employee: (i) Existing Directors (as defined) on the Effective Date (as defined) a non-qualified stock option ("NQO") to purchase 5,000 shares of common stock and (ii) New Directors (as defined) on their initial election a NQO to purchase 15,000 shares of common stock, both at an exercise price equal to the fair market value of the common stock on the date of grant. The Director Plan also entitles each non-employee director to receive a NQO to purchase 5,000 shares of common stock on each date he is reelected to the Board.

The Compensation Committee has no discretion as to the selection of the non-employee directors to whom NQOs are to be granted or Cash Fee Awards (as defined) paid, the number of shares subject to any NQO granted, the exercise price to any NQO granted or the ten-year maximum term of any NQO granted thereunder. The Compensation Committee has the authority to interpret and construe any provision of the Director Plan and to adopt such rules and regulations for administering the Director Plan as it deems necessary. All decisions and determinations of the Compensation Committee are final and binding on all parties. The Company has agreed to indemnify each member of the Compensation Committee against any cost, expense or liability arising out of any action, omission or determination relating to the Director Plan, unless such action, omission or determination was taken or made in bad faith and without reasonable belief that it was in the best interest of the Company.

The Director Plan provides for the adjustment of the number of shares or exercise price of any option awarded thereunder, in conjunction with any stock dividend, any subdivision or combination of the outstanding shares of common stock and any merger, consolidation, recapitalization of the Company or other similar event which affects the issued and outstanding shares of common stock.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Operating Revenues:

Operating revenues generated during the three months ended March 31, 1997 totaled approximately $13.0 million as compared to $5.6 million for the three months ended March 31, 1996, which represents a 132% increase in 1997. The numerous pipeline acquisitions made during the second half of 1996 are the primary reason for this increase, as well as the introduction of natural gas processing revenues in connection with the acquisition of the Harmony gas processing plant and gathering system (the "Harmony System"). Processing revenues totalled approximately $1.5 million during the three months ended March 31, 1997.

Operating Expenses:

Operating expenses for the three months ended March 31, 1997 totaled approximately $11.7 million, or 131% higher than the comparable 1996 period.
As explained in the preceding section, the primary explanation for the increase can be attributed to the numerous pipeline acquisitions made during the second half of 1996 and the introduction of gas processing costs.

Depreciation, depletion, and amortization expense was approximately $255,000 in 1997, as compared to approximately $151,000 in 1996. The increase in 1997 is primarily attributable to the pipeline acquisitions in 1996.

General and administrative expenses incurred for the three months ended March 31, 1997 were approximately $374,000 or 88% higher than the same period in 1996. The Company continued to control its general and administrative expenses in 1997, despite the Company's tremendous growth, by effectively assimilating new business using existing resources.

Interest expense through three months of 1997 and 1996, was approximately $95,000 and $120,000, respectively. The Company was servicing an average of approximately $4.5 million in debt through March 31, 1997 as compared to an average of $4.7 million in debt through March 31, 1996. The decline in interest expense is primarily attributable to lower interest rates paid by the Company under the Credit Agreement negotiated in August 1996.

Earnings:

The Company recognized operating income and net income of $1.3 million and $1.1 million respectively, for the three months ended March 31, 1997 as compared to operating income and net income of $.5 million  and $.4 million  for the
three months ended March 31, 1996.   Operating income increased by 143% over
1996, primarily due to the pipeline acquisitions discussed above, including the gas processing income generated from the acquisition of the Harmony System.

Capital Resources and Liquidity

Prior to its common stock offering in August 1996, the Company had historically funded its capital lenders. In August 1996, the Company repaid all outstanding bank and related party indebtedness except for the debt of two subsidiaries, which totaled approximately $5.0 million, with proceeds from the Company's common stock offering. Also, the Company established a new $40 million credit facility with Bank One, Texas N.A. in August 1996.

The new credit facility provided a three-year commitment with an initial borrowing availability of $10.5 million comprised of a $1.5 million working capital line of credit and a $9.0 million reducing revolving line of credit
(collectively the "Credit Agreement").   However, the borrowing availability
under each line is subject to revision, on a semi-annual basis, based on the performance of the Company's existing assets and any asset dispositions or additions from new construction or acquisitions. In anticipation of acquiring the Atrion Subsidairies, the Company executed a commitment letter in March 1997 with its existing bank lender, Bank One, Texas N.A. to increase the Company's borrowing availability under its Credit Agreement to $43.5 million. Pursuant to the consummation of the acquisition, the Credit Agreement will be amended to include a $7.0 million working capital line of credit and two reducing revolving lines of credit with total availability of $36.5 million. Available credit under the reducing revolving lines will be reduced by a total of approximately $244,000 per month beginning June 1, 1997 with a balloon payment of $7.0 million on August 31, 1997. The Credit Agreement contains a number of covenants that, among other things, require the Company to maintain certain financial ratios, and limit the Company's ability to incur additional indebtedness, transfer or sell assets, create liens, or enter into a merger or consolidation.

When borrowings under the Credit Agreement are less than 50% of available credit, at the Company's option, interest will accrue at the London Interbank Offering Rate plus 2.5% or the Bank One, Texas N.A. base rate plus .25% When borrowings are greater than 50% of available credit, an additional .25% will be added to the above interest rates. In addition, the Company is subject to a non-recurring 1% facility fee as funds are borrowed, as well as a .375% commitment fee payable quarterly on the unused portion of borrowing availability. The Credit Agreement is secured by all accounts receivable, contracts, and a first lien security interest in the Company's pipeline systems.

For three months ended March 31, 1997, the Company generated cash flow from operating activities of approximately $ 2.9 million. The Company believes that its existing Credit Agreement and funds provided by operations are sufficient for it to meet its operating cash needs for the foreseeable future. However, in March 1997 the Company entered into a definative agreement to acquire the Atrion Subsidiaries for cash consideration of $39.4 million with an additional $2.0 million of deferred contigent payments to be made over an eight-year period. Based on the Company's revised borrowing availability under the Credit Agreement as discussed above, adequate funds will be available to the Company for the acquisition to be consumated subject to Atrion's shareholders approvals expected during the second quarter of 1997. However, the revised Credit Agreement will call for a balloon payment of $7.0 million on August 31, 1997. The Company is currently evaluating its options with respect to providing funding for repayment of the $7.0 million, which may include additional debt or equity financing. There can be no assurance, however, that the Company's efforts to raise additional capital or obtain new financing will be successful.

As of December 31, 1996, the Company had net operating loss ("NOL") carry-forwards of approximately $11.0 million expiring in various amounts from 1999 through 2008. These NOLs were generated by the Company's predecessor. The ability of the Company to utilize the carryforwards is dependent upon the Company generating sufficient taxable income and could be affected by annual limitations on the use of such carryforwards due to a change in stockholder control under the Internal Revenue Code. The Company's future issuances of equity securities could trigger such a limitation. The Company believes, however, that such a limitation would not materially impact the Company's ability to utilize the NOL carryforwards prior to their expiration.

This report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934. All statements other than statements of historical fact included in this report are forward looking statements. Such forward looking statements include, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Capital Resources and Liquidity" regarding Midcoast's estimate of the sufficiency of existing capital resources, its ability to raise additional capital to fund cash requirements for future operations, whether funds provided by operations will be sufficient to meet its operational needs in the foreseeable future, and its ability to utilize NOL carryforwards prior to their expiration. Although Midcoast believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statments will prove to be correct. The ability to achieve Midcoast's expectations is contigent upon a number of factors which include (i) timely approval of Midcoast's acquisition candidates by appropriate govermental and regulatory agencies,
(ii) effect of any current or future competition, (iii) retention of key personnel and (iv) obtaining and timing of sufficient financing to fund operations. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this report, including without limitation those statements made in conjunction with the forward looking statements included in this report. All subsequent written and oral forward looking statemnets attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

 PART II. OTHER INFORMATION

 ITEM 6.                Exhibits and Reports on Form 8-K

 a.   Exhibits:

         2.1 Stock Purchase Agreement dated March 18, 1997 by and between Midcoast Energy Resources, Inc. and Atrion Corporation (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1996, as Exhibit 2.7).

        10.1 Second Amendment to Employment Agreement dated April 17, 1995 by and between Midcoast Energy Resources, Inc. and I.J.
               Berthelot, II dated April 25, 1997.

        10.2 Second Amendment to Employment Agreement dated April 1, 1993 by and between Midcoast Energy Resources, Inc. and Dan C. Tutcher dated April 14, 1997.

        10.3   Indemnity Agreement dated April 23, 1997 between
               Midcoast Energy Resources, Inc. and Richard A. Robert.

        10.4 Indemnity Agreement dated April 23, 1997 between Midcoast Energy Resources, Inc. and Dan C. Tutcher.

        10.5 Indemnity Agreement dated April 23, 1997 between Midcoast Energy Resources, Inc. and I.J. Berthelot, II.

        10.6 Indemnity Agreement dated April 23, 1997 between Midcoast Energy Resources, Inc. and Duane S. Herbst.

        10.7 Indemnity Agreement dated April 23, 1997 between Midcoast Energy Resources, Inc. and Richard N. Richards.

        10.8 Indemnity Agreement dated April 23, 1997 between Midcoast Energy Resources, Inc. and E.P. Marinos

        10.9   1997 Non-employee Director Stock Option Plan.


b.      Reports on Form 8-K:

        None

                            Signature

 In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 MIDCOAST ENERGY RESOURCES, INC.
 (Registrant)



 BY: /s/ Richard A. Robert
         Richard A. Robert
         Principal Financial Officer
         Treasurer
         Principal Accounting Officer


 Date: May 15, 1997