Form 10QSB/A
period 1997-03-31
MIDCOAST ENERGY RESOURCES INC
filed 1997-05-22
CIK 276327

The attached Form 10-QSB/A was prepared to correct various spelling errors within the text of the document.

In addition, as stated in Footnote 1, Basis of Presentation, certain reclassification entries were made with regard to the Consolidated Financial Statements for the three months ended March 31, 1996 so that the presentation of the information is consistent with reporting for the Consolidated Financial Statements for the three months ended March 31, 1997. The effects of the reclassifications on the March 31, 1996 Statement of Cash Flows were erroneously not considered. The revises Statement of Cash Flows included herewith corrects the oversight.

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                               FORM 10-QSB/A


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

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   For the Three Months Ended
                                                                    March 31,       March 31,
                                                                     1996             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income applicable to common shareholders                   $   358,927       $1,131,907
 Adjustments to arrive at net cash provided (used) in
  operating activities-
    Depreciation, depletion and amortization                        150,759          255,016
    Gain on sale of operating pipeline                              (20,347)           -
    Recognition of deferred income                                  (20,750)         (20,750)
    Income on partnership investments                                 -              -
    Minority interest in consolidated subsidiaries                   20,633           59,754
    Issuance of common stock to employees                               -             17,875
    Changes in working capital accounts-
       (Increase) decrease in accounts receivable                   (57,909)       3,870,682
       Increase (decrease) in accounts payable and
        accrued liabilities                                         874,929       (2,366,449)

       Net cash provided by operating activities                  1,306,242        2,948,035

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (1,285,652)        (425,026)
  Acquisition escrow deposit (Note 2)                                -            (2,000,000)
  Other                                                              71,268         (197,131)

       Net cash used in investing activities                     (1,214,384)      (2,622,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank debt borrowings                                            2,628,000        2,110,000
  Bank debt repayments                                           (1,284,507)        (362,285)
  Proceeds from notes payable to shareholders and affiliates        100,000               -
  Repayments on notes payable to shareholders and affiliates       (660,000)              -
  Dividends on common stock                                          -              (200,000)

       Net cash provided by financing activities                    783,493        1,547,715

NET INCREASE  IN CASH AND CASH EQUIVALENTS                          875,351        1,873,593

CASH AND CASH EQUIVALENTS, beginning of period                      106,152        1,167,825

CASH AND CASH EQUIVALENTS, end of period                        $   981,503       $3,041,418


CASH PAID FOR INTEREST                                          $   142,932       $   95,282

CASH PAID FOR INCOME TAXES                                      $      -          $   51,476

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

  4.     COMMITMENTS AND CONTINGENCIES

    In January 1997, the Compensation Committee approved an amendment to the Employment Agreement of Dan C. Tutcher, the Chief Executive Officer and President of the Company extending the term to December 2001 and pursuant to which he receives a base annual salary of $95,000 in 1997, $125,000 in 1998 and 1999 and $150,000 in 2000 and 2001. He may further participate in any such executive level bonuses or salary increases as the Compensation
  Committee may approve, is also entitled to reimbursement for reasonable automobile expenses not to exceed $500 each month and is eligible for participation in the Company's group insurance plans. Mr. Tutcher is required to devote his full business time and attention to the Company.

  In September 1996, an involuntary petition for relief under Chapter 11 of the United States Bankruptcy Code was filed against Stewart Petroleum Company ("Stewart") in the United States Bankruptcy Court for the District of Alaska (the "Court") by certain working interest owners in the West McArthur River Unit ("WMRU") Production Facility, operated by Stewart. The Company receives a throughput fee for all oil and natural gas transported through the WMRU pipeline; however, payment of the Company's throughput fees since August 1996 have been suspended by the Court, and only those claims deemed to be necessary to avoid immediate and irreparable harm to the Stewart estate have been paid. Stewart consented to an order for relief in January 1997 and Stewart, with the petitioners, subsequently filed a joint Disclosure Statement and Plan of
  Reorganization, as amended (the "Stewart Plan").   In April 1997, the Court
  approved the Disclosure Statement and scheduled a Confirmation Hearing on the Stewart Plan for May 22, 1997. The Stewart Plan provides for the payment of the Company's claim and the Company believes it is adequately protected. As such, the Company is continuing to accrue revenue for the throughput fees from August 1996 to March 1997 which amounts to $142,959.

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


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

    Results of Operations

    Operating Revenues:

    Operating revenues generated during the three months ended March 31, 1997 totaled approximately $13.0 million as compared to $5.6 million for the three months ended March 31,1996, which represents a 132% increase in 1997. The numerous pipeline acquisitions made during the second half of 1996 are the primary reason for this increase, as well as the introduction of natural gas processing revenues in connection with the acquisition of the Harmony gas processing plant and gathering system (the "Harmony System"). Processing revenues totaled approximately $1.5 million during the three months ended March 31, 1997.

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

    Interest expense through three months of 1997 and 1996, was approximately $95,000 and $120,000, respectively. The Company was servicing an average of approximately $4.5 million in debt through March 31, 1997 as compared to an average of $4.7 million in debt through March 31, 1996. The decline in interest expense is primary attributable to lower interest rates paid by the Company under the Credit Agreement negotiated in August 1996.

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

    Capital Resources and Liquidity

    Prior to its common stock offering in August 1996, the Company had historically funded its capital requirements through cash flow operations and borrowings from affiliates and various commercial lenders. In August 1996, the Company repaid all outstanding bank and related party indebtedness except for the debt of two subsidiaries, which totaled approximately $5.0 million, with proceeds from the Company's common stock offering. Also, the Company established a new $40 million credit facility with Bank One, Texas N.A. in August 1996.

    The new credit facility provided a three-year committee with an initial borrowing availability of $10.5 million comprised of a $1.5 million working capital line of credit and a $9.0 million reducing revolving line of credit (collectively the "Credit Agreement"). However, the borrowing availability under each line is subject to revision, on a semi-annual basis, based on the performance of the Company's existing assets and any asset dispositions or additions from new construction or acquisitions.

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

    When borrowings under the Credit Agreement are less than 50% of available credit, at the Company's option, interest will accrue at the London Interbank Offering Rate plus 2.5% or the Bank One, Texas N.A. base rate plus .25%. When borrowings are greater than 50% of available credit, an additional .25% will be added to the above interest rates. In addition, the Company is subject to a non-recurring 1% facility fee as funds are borrowed, as well as a .375% commitment fee payable quarterly on the unused portion of borrowing availability. The Credit Agreement is secured by all accounts receivable, contracts, and a first lien security interest in the Company's pipeline systems.

    For the three months ended March 31, 1997, the Company generated cash flow from operating activities of approximately $2.9 million. The Company believes that its existing Credit Agreement and funds provided by operations are sufficient for it to meet its operating cash needs for the foreseeable future. However, in March 1997 the Company entered into a definitive agreement to acquire the Atrion Subsidiaries for cash consideration of $39.4 million with an additional $2.0 million of deferred contingent payments to be made over an eight-year period.

  Based on the Company's revised borrowing availability under the Credit Agreement as discussed above, adequate funds will be available to the Company for the acquisition to be consummated subject to Atrion's shareholders approval expected during the second quarter of 1997. However, the revised Credit Agreement will call for a balloon payment of $7.0 million on August 31, 1997.

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

    Although Midcoast believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statements will prove to be correct. The ability to achieve Midcoast's expectations is contingent upon a number of factors which include (I) timely approval of Midcoast's acquisition candidates by appropriate government and regulatory agencies, (ii) effect of any current or future competition, (iii) retention of key personnel and (iv) obtaining and timing of sufficient financing to fund operations. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this report, including without limitation those statements made in conjunction with the forward looking statements included in this report. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.






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


     Date: May 22, 1997