Form 10-Q
period 1997-06-30
MIDCOAST ENERGY RESOURCES INC
filed 1997-08-15
CIK 276327

U.S. SECURITIES AND EXCHANGE COMMISSION


                              Washington, D.C.  20549

                                    FORM 10-Q

[X]   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 for the Quarterly Period Ended June 30, 1997

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

       On June 30, 1997, there were outstanding 2,500,000 shares of the Company's common stock, par value $.01 per share.

        MIDCOAST ENERGY RESOURCES, INC., and Subsidiaries
               Quarterly Report on Form 10-Q for the
                    Quarter Ended June 30, 1997


                                                                 Page
                                                                Number
  PART I.  FINANCIAL INFORMATION

       Item 1.   Unaudited Financial Statements

  Consolidated Balance Sheets as of December 31, 1996
           and June 30, 1997                                       3

  Consolidated Statements of Operations for the three months
          and six months ended June 30, 1996 and June 30, 1997     4

  Consolidated Statement of Shareholders' Equity for
           the six months ended June 30, 1997                      5

  Consolidated Statements of Cash Flows for the three months
        and six months ended June 30, 1996 and June 30, 1997       6

  Notes to Consolidated Financial Statements                       7

  Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                              9

  PART II.  OTHER INFORMATION                                     12

  SIGNATURE                                                       14


                  MIDCOAST ENERGY RESOURCES, INC., and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS

                                                  December 31,                June 30,
                                                     1996                       1997
                                                                            (Unaudited)
    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $ 1,167,825         $         91,571
  Accounts receivable, no allowance
   for doubtful accounts                           8,891,808               10,156,524
  Materials and supplies, at average cost                -                    552,420

  Total current assets                            10,059,633               10,800,515

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Natural gas transmission facilities             11,939,173               49,026,458
  Investment in transmission facilities            1,302,303                1,336,608
  Natural gas processing facilities                3,735,262                3,853,055
  Oil and gas properties, using the
    full-cost method of accounting                 1,274,436                1,342,212
  Other property and equipment                       264,842                2,271,467
                                                  18,516,016               57,829,800
ACCUMULATED DEPRECIATION, DEPLETION
  AND AMORTIZATION                                (1,550,670)              (2,031,183)
                                                  16,965,346               55,798,617

OTHER ASSETS, net of amortization                    278,235                1,460,419

  Total assets                                   $27,303,214              $68,059,551

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities       $ 8,464,395              $ 8,882,993
  Current portion of deferred income                  83,000                   83,000
  Short-term borrowing from bank                     180,000                   90,000
  Current portion of long-term debt payable to banks 196,831                3,783,831

  Total current liabilities                        8,924,226               12,839,824

LONG-TERM DEBT PAYABLE TO BAN                      4,015,146               39,288,316

OTHER LIABILITIES AND DEFERRED CREDITS               152,167                  299,720

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES       618,591                  624,845

COMMITMENTS AND CONTINGENCIES (Note 2 and 4)

SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value, 10 million shares
 authorized, 2,499,999 and 2,500,000 shares
 issued and outstanding at December 31, 1996
 and June 30, 1997, respectively                     25,000                    25,000
  Paid-in capital                                26,941,660                26,941,660
  Accumulated deficit                           (13,283,876)              (11,928,614)
  Unearned compensation                             (89,700)                  (31,200)

    Total shareholders' equity                   13,593,084                15,006,846

    Total liabilities and  shareholders' equity $27,303,214               $68,059,551





The accompanying notes are an integral part of these consolidated financial statements.

                 MIDCOAST ENERGY RESOURCES, INC., and Subsidiaries


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                         For the Three Months Ended   For the Six Months Ended
                                                           June 30,    June 30,          June 30,   June 30,
                                                           1996          1997              1996       1997
OPERATING REVENUES:
   Sale of natural gas and  transportation fees        $  5,159,542    $10,139,284   $10,050,121   $20,768,315
   Transportation revenue                                   398,030      1,337,177     1,017,730     2,124,960
   Natural gas processing revenue                              -         1,110,430       -           2,580,550
   Sale of pipelines                                         50,000           -           72,500        -
  Oil and gas revenues                                       49,021         74,478        99,790       151,798

       Total operating revenues                           5,656,593     12,661,369    11,240,141    25,625,623

OPERATING EXPENSES:
  Cost of natural gas and  transportation charges         4,826,636      9,827,203     9,502,574    19,810,626
   Natural gas processing costs                                -           858,821        -          1,900,200
   Cost of pipelines sold                                      -              -            2,153          -
   Production of oil and gas                                 17,568         16,641        39,856        28,197
  Depreciation, depletion and  amortization                 161,233        313,763         1,992       568,778
   General and administrative                               320,776        580,951       519,746       955,020

       Total operating expenses                           5,326,213     11,597,379    10,376,321    23,262,821

        Operating income                                    330,380      1,063,990       863,820     2,362,802

NON-OPERATING ITEMS:
   Interest expense                                        (118,046)      (401,384)     (237,925)     (496,666)
  Minority interest in consolidated subsidiari              (50,978)       (54,860)      (71,612)     (114,614)
   Other income (expense), net                               (8,202)        15,609       (27,447)        3,740

INCOME BEFORE INCOME TAXES                                  153,154        623,355        526,836     1,755,262

PROVISION FOR INCOME TAXES                                      -            -               -             -

        Net income                                          153,154        623,355        526,836     1,755,262

5% CUMULATIVE PREFERRED STOCK DIVIDENDS                      (8,108)         -            (22,863)         -

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS           $    145,046      $ 623,355     $  503,973   $ 1,755,262



NET INCOME PER COMMON SHARE                            $        .10      $     .25     $      .34   $       .70

WEIGHTED AVERAGE NUMBER OF
   COMMON  SHARES  OUTSTANDING                            1,492,991      2,499,999     1,479,411      2,499,999











The accompanying notes are an integral part of these consolidated financial statements.

                 MIDCOAST ENERGY RESOURCES INC., and Subsidiaries

                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                            5%
                                        Cumulative                                                          Total
                                        Preferred   Common         Paid-in     Accumulated    Unearned   Shareholders'
                                           Stock     Stock         Capital      Deficit     Compensation    Equity

BALANCE, December 31, 1995              $200,000    $14,657     $18,824,681   $(14,775,102)  $(106,800)  $ 4,157,436

Shares issued in connection with
a financing agreement with an affiliate    -             45           5,955         -             -            6,000

Shares issued or vested under various
stock-based compensation arrangements      -            298          38,401         -           17,100        55,799

Redemption of 200,000 shares of  5%
cumulative preferred stock             (200,000)         -           81,634         -              -        (118,366)

Sale of 1,000,000 shares of common
   stock                                  -          10,000       7,990,989         -              -       8,000,989

Net income                                -              -              -        1,914,089         -       1,914,089

5% cumulative preferred stock dividends   -              -              -          (22,863)        -         (22,863)

Common stock dividends, $.08 per share    -              -              -         (400,000)        -        (400,000)

BALANCE, DECEMBER 31, 1996                -          25,000      26,941,660    (13,283,876)    (89,700)   13,593,084

Shares vested under various stock-based
compensation arrangements                 -              -              -             -         58,500        58,500

Net income                                -              -              -        1,755,262         -       1,755,262

Common stock dividends, $.08 per share    -              -              -         (400,000)         -        (400,000)

BALANCE, JUNE 30, 1997 (Unaudited)  $     -          $25,000     $26,941,660  $(11,928,614)   $ (31,200)  $15,006,846


The accompanying notes are an integral part of these consolidated financial statements.

                 MIDCOAST ENERGY RESOURCES, INC., and  Subsidiaries

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                        For the Three Months Ended         For the Six Months Ended
                                                        June 30,       June 30,             June 30,       June 30,
                                                         1996           1997                 1996           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income applicable to common shareholders         $  145,046    $  623,355           $  503,973    $ 1,755,262
  Adjustments to arrive at net cash provided (used)
    in operating activities-
    Depreciation, depletion and amortization              161,233       313,763              311,992        568,778
    Gain on sale of operating pipeline                       -              -                (20,347)         -
    Recognition of deferred income                        (20,750)      (20,750)             (41,500)       (41,500)
    Increase in deferred tax asset                           -            8 ,500                 -            8,500
    Minority interest in consolidated subsidiaries         50,979         54,860              71,612        114,614
    Issuance of common stock to employees                  38,886           -                 38,886         17,875
    Other                                                    -           184,723                 -          184,723
    Changes in working capital accounts-
    Increase in accounts receivable                      (255,617)     (5,135,399)          (313,526)    (1,264,717)
    Increase in other current assets                         -           (552,420)               -         (552,420)
    Increase in accounts payable and accrued liabilities  114,933       2,854,861            989,862        488,540

       Net cash provided (used) by operating activities   234,710      (1,668,507)         1,540,952      1,279,655

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (584,600)    (36,949,498)        (1,870,252)   (39,374,524)
  Other                                                  (363,520)       (984,295)          (292,252)    (1,123,155)

       Net cash used in investing activities             (948,120)    (37,933,793)        (2,162,504)   (40,497,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank debt borrowings                                  1,380,000      37,565,000          4,008,000     39,675,000
  Bank debt repayments                                 (1,250,148)       (542,545)        (2,534,655)      (904,830)
  Proceeds from notes payable to shareholders and
   affiliates                                                -               -               100,000           -
  Repayments on notes payable to shareholders and
   affiliates                                                -               -              (660,000)          -
  Contributions from (distributions to) joint venture
   partners                                               285,000        (170,000)           285,000       (228,400)
  Dividends on common stock                                  -           (200,000)              -          (400,000)

       Net cash provided by financing activities          414,852      36,652,455          1,198,345     38,141,770

NET INCREASE  (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                    (298,558)     (2,949,845)           576,793     (1,076,254)

CASH AND CASH EQUIVALENTS, beginning of period            981,503       3,041,416            106,152      1,167,825

CASH AND CASH EQUIVALENTS, end of period              $   682,945    $     91,571      $     682,945     $   91,571


CASH PAID FOR INTEREST                                $   115,658    $     81,266      $     258,590     $  210,293

CASH PAID FOR INCOME TAXES                            $      -       $      1,364      $       -         $   52,839



The accompanying notes are an integral part of these consolidated financial statements.

                   MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.     BASIS OF PRESENTATION

  The accompanying unaudited financial information has been prepared by Midcoast Energy Resources, Inc. ("Midcoast" or "the Company") in accordance with the instructions to Form 10-Q. The information furnished reflects all adjustments, all of which were of a normal recurring nature, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain reclassification entries were made with regard to the Consolidated Financial Statements for the periods presented in 1996 so that the presentation of the information is consistent with reporting for the Consolidated Financial Statements in 1997. It is suggested that the financial information be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

  2.     ACQUISITIONS

  In May 1997, the Company consummated the acquisition of the stock of three subsidiaries of Atrion Corporation for cash consideration of approximately $39.4 million subject to post closing adjustments and up to $2 million of deferred contingent payments to be paid over an eight-year period. The three subsidiaries include Midcoast Interstate Transmission, Inc. ("MIT")(f/k/a Alabama Tennessee Natural Gas Company), Tennessee River Intrastate Gas Company, Inc. ("TRIGAS") and Midcoast Marketing, Inc. ("MMI")(f/k/a AlaTenn
  Energy Marketing Company, Inc. (collectively the "Atrion Subsidiaries").   MIT
  owns and operates a 288 mile interstate pipeline, with two compressor stations, that runs from Selmer, Tennessee to Huntsville, Alabama. TRIGAS owns and operates a 38 mile pipeline extending from Barton, Alabama to Courtland, Alabama and a one mile pipeline in Morgan County, Alabama, which
  transport gas to two industrial customers.   MMI is a natural gas marketing
  company which primarily services the natural gas needs of the customers on MIT and TRIGAS. The acquisition was initially financed through the Company's existing credit facility (see Note 3) until the Company completed its common stock offering on July 2, 1997.

  The following table presents selected financial data on a pro forma basis assuming (i) the purchase of the Harmony gas processing plant and gathering system ("Harmony System") (ii) the acquisition of the Atrion Subsidiaries, and (iii) the issuance and sale of 2,315,000 shares of the Company's common stock at $16.00 per share as if these events had occurred as of the beginning of the period presented. The pro forma data reflect estimated asset, liability, revenue and expense values of the Harmony System and the Atrion Subsidiaries and other assumptions which are based on estimates and subject to revision. The pro forma combined results presented are not necessarily indicative of actual results that would have been achieved had the acquisitions occurred at the beginning of the periods presented, or of future results.



                               Three Months Ended          Six Months Ended
                                   June 30,                    June 30,
                               1996          1997          1996        1997

   Operating Revenues (000)   $31,306      $23,489        $76,634    $68,508
   Net Income (000)           $ 1,398      $ 1,257        $ 3,799    $ 3,411
   Net Income Per Share       $   .37      $   .26        $  1.00    $   .71

  For further information regarding the acquisition of the Harmony System or the Atrion Subsidiaries, refer to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 26, 1997.

  3.     BANK DEBT

   In May 1997, the Company's borrowing availability under its agreement (the"Credit Agreement") with its existing bank lender was increased in anticipation of acquiring the Atrion Subsidiaries. The Credit Agreement was amended to include (i) a $13.0 million facility of which $3.0 million can be used for working capital needs and $10.0 million is available for issuances of letters of credit, (ii) a $38.5 million reducing revolving line of credit with $7.0 million reducing in August 1997 and then monthly at a rate of $262,500 and (iii) a $5.0 million reducing revolving line of credit for use by MIT reducing at a monthly rate of $41,667. In addition to the fees currently required under the Credit Agreement, an additional $100,000 fee was paid in consideration for extending the financing.

  4.     COMMITMENTS AND CONTINGENCIES

  In January 1997, the Compensation Committee approved an amendment to the Employment Agreement of Dan C. Tutcher, the Chief Executive Officer and President of the Company extending the term to December 2001 and pursuant to which he receives a base annual salary of $95,000 in 1997, $125,000 in 1998 and 1999 and $150,000 in 2000 and 2001. He may further participate in any such executive level bonuses or salary increases as the Compensation Committee may approve, is entitled to reimbursement for reasonable automobile expenses not to exceed $500 each month and is eligible for participation in the Company's group insurance plans. Mr. Tutcher is required to devote his full business time and attention to the Company.

  In September 1996, an involuntary petition for relief under Chapter 11 of the United States Bankruptcy Code was filed against Stewart Petroleum Company ("Stewart") in the United States Bankruptcy Court for the District of Alaska (the "Court") by certain working interest owners in the West McArthur River Unit ("WMRU"), which was operated by Stewart. The Company receives a throughput fee for all oil and natural gas transported through the WMRU pipeline; however, payment of the Company's throughput fee was suspended by the Court, and only those claims deemed to be necessary to avoid immediate and irreparable harm to the Stewart estate were paid. Stewart consented to an order for relief in January 1997 and subsequently filed a Disclosure Statement and Plan of Reorganization, as amended (the "Stewart Plan"). In May 1997, the Court approved the sale to a third party of substantially all Stewart's assets, including the WMRU. The sale, which was completed in June 1997, was effective January 1, 1997. Subsequent to the sale, the Company negotiated an assumption agreement with the purchaser for the Company's throughput interest, wherein the purchaser paid the Company for all accrued but unpaid throughput fees subsequent to the effective date and agreed to pay the Company for all future throughput fees as they become due. An order approving the Stewart Plan was granted by the Court on August 4, 1997 and pursuant to the Stewart Plan, the Company was paid in full for all throughput fees which were accrued prior to January 1, 1997.

  5.     STOCK OPTION PLANS

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

  Pursuant to the Director Plan, 5,000 NQOs were granted to the only Existing Director in May 1997. The NQOs were issued at an exercise price equal to the fair market value on the date of grant which was $15.125, and which expires ten years from the date of grant.

  6.     SUBSEQUENT EVENTS

  On July 27, 1997, the Company's Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission. On July 2, 1997, after consideration of the underwriters exercising the over-allotment option, the Company sold 2,315,000 shares of its common stock at an offering price of $16.00 per share. The Company's stock is listed on the American Stock Exchange under the symbol "MRS." After deducting underwriting commissions, proceeds of $34,632,400 were received by the Company. The proceeds were used to repay a portion of the indebtness incurred for the acquisition of the Atrion Subsidiaries (See Note 2).

   ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

  Results of Operations

  Second quarter operating revenues increased 124%, from $5.7 million in 1996 to $12.7 million in 1997. The increased revenues were primarily the result of numerous pipeline acquisitions made during the second half of 1996, the purchase of the Harmony gas processing plant and gathering system (the "Harmony System") effective August 1, 1996 and the acquisition of three subsidiaries of Atrion Corporation (the "AlaTenn Acquisition") effective May 30, 1997. The AlaTenn Acquisition produced $5.9 million in operating revenue during June 1997. The Harmony system generated $1.1 million in operating revenue during the second quarter.

  Operating revenues for the six months ended June 30, 1997 totaled $25.6 million, a 128% increase over the $11.2 million in operating revenue generated for the six months ended June 30, 1996. As previously stated, the acquisitions made in the second half of 1996 and the AlaTenn Acquisition were the primary causes of the increased revenues.

  Operating Expenses:

  Second quarter operating expenses increased 118%, from $5.3 million in 1996 to $11.6 million in 1997. Operating expenses for the six months ended June 30, 1997 totaled $23.3 million, as compared to $10.4 million for the same period in 1996. The acquisitions explained in the previous section were primarily responsible for this 124% increase.

  Depreciation, depletion and amortization expense was approximately $569,000 for the six months ended June 30, 1997 with $314,000 of the expense incurred during the second quarter. These amounts represent a 95% increase in the expense incurred during the second quarter and an 82% increase in the expense for the six months ended June 30 when compared to the same periods in 1996. The pipeline acquisitions and the purchase of the Harmony System in 1996 were the principal causes of the increased depreciation.

  General and administrative expenses were approximately $581,000 for the second quarter and $955,000 for the six months ended June 30, 1997, as compared to $321,000 and $520,000 for the same periods in 1996, respectively. The chief cause of the increased expenses was the AlaTenn Acquisition. Despite the Company's rapid growth, the Company's general and administrative expenses increased only 81% in 1997 over 1996 for the second quarter and 84% for the six months ended June 30. The Company has controlled its general and administrative expenses by capitalizing on synergies between its existing businesses and its acquisitions.

  Second quarter interest expenses increased 240% from approximately $118,000 in 1996 to $401,000 in 1997. Interest expenses increased 109% from approximately $238,000 for the six months ended June 30, 1996 to $497,000 for the same period in 1997. The additional debt the Company incurred to complete the AlaTenn Acquisition caused the increased interest expense. The Company paid approximately $269,000 in interest expenses for the month of June 1997 to finance the AlaTenn Acquisition.

  Earnings:

  The Company recognized second quarter operating income and net income in 1997 of $1.1 million and $0.6 million, respectively, as compared to $.3 million in operating income and $0.1 million in net income for the second quarter of 1996. Second quarter earnings per share ("EPS") increased 150% from $0.10 in 1996 to $0.25 in 1997. The Company achieved the increased EPS despite the dilutive effects of issuing additional shares in the August 1996 stock offering. The Company attributes the significant improvement to the positive results derived from the numerous pipeline acquisitions in the second half of 1996, the Harmony System acquisition, and the one month of operations from the AlaTenn Acquisition.

  The Company recognized operating income and net income of $2.4 million and $1.8 million, respectively, for the six months ended June 30, 1997 as compared to operating income of $0.9 million and net income of $0.5 million for the same period in 1996. The Company realized a $0.70 EPS for the first half of 1997 as compared to $0.34 for the same period in 1996. As previously stated, the acquisitions of pipelines, the Harmony System acquisition and the AlaTenn Acquisition were the principal reasons for the increased EPS.

  Capital Resources and Liquidity

  The Company had historically funded its capital requirements through cash flow from operations and borrowings from affiliates and various commercial lenders. However, with the completion of its initial common stock offering in August 1996 and most recently its secondary common stock offering in July 1997, the Company's capital resources and liquidity have improved significantly. After consideration of reducing bank indebtedness with the net proceeds from the July 1997 equity offering, the Company's long-term debt to total capitalization ratio is approximately 15%. This increases the Company's financial flexibility to pursue future growth opportunities utilizing lower cost conventional bank debt financing.

  The Company established its Credit Agreement with Bank One, Texas N.A. in August 1996. Amounts available under the Credit Agreement were increased to $46.5 million in May 1997 in conjunction with the acquisition of the Atrion Subsidiaries. The revised Credit Agreement provides borrowing availability as follows: (i) a $13.0 million working capital facility, of which $3.0 million can be used for working capital needs and $10.0 million of which is available for issuance of letters of credit, with an initial commitment expiring in August 1999, (ii) a $38.5 million reducing revolver which reduces by $7.0 million in August 1997 and expires in August 1999 ("Reducing Revolver") and (iii) a $5.0 million MIT reducing revolver ("MIT Revolver") expiring in August 1999. Available credit under the Reducing Revolver and the MIT Revolver will be reduced by a total of approximately $362,667 per month from July 1, 1997 to August 31, 1997 and by $304,167 per month thereafter.

  At July 31, 1997, the Company had approximately $3.0 million of available credit under the working capital facility, $30.3 million under the Reducing Revolver and $5.0 million of available credit under the MIT Revolver. The borrowing availability under each line is subject to revision, on a monthly basis for the Working Capital Facility and a semi-annual basis for the Reducing Revolver and the MIT Revolver (or otherwise at the discretion of Bank
  One), based on the performance of the Company's existing assets and any asset dispositions or additions from new construction or acquisitions. The Credit Agreement contains a number of covenants that, among other things, require the Company to maintain certain financial ratios, and limit the Company's ability to incur additional indebtedness, transfer or sell assets, create liens, or enter into a merger or consolidation.

  With respect to the Reducing Revolver and the MIT Revolver, when borrowings under the Credit Agreement are less than 50% of available credit, at the Company's option, interest will accrue at the London Interbank Offering rate plus 2.5% per annum or the Bank One base rate (8.50% at July 31, 1997) plus .25% per annum. When borrowings are greater than 50% of available credit, an additional .25% will be added to the above interest rates. With respect to the Working Capital Facility, the per annum interest accrues at the Bank One base rate plus .50%. In addition, the Company is subject to a non-recurring 1% facility fee as funds are borrowed, as well as a .375% commitment fee payable quarterly on the unused portion of borrowing availability. The Credit Agreement is secured by all accounts receivable, contracts, the pledge of the stock of MIT, the pledge of the stock of Magnolia Pipeline Corporation and a first lien security interest in the Company's pipeline systems.

  As of December 31, 1996, the Company had net operating loss ("NOL") carryforwards of approximately $11.0 million expiring in various amounts from 1999 through 2008. These NOLs were generated by the Company's predecessor. The ability of the Company to utilize the carryforwards is dependent upon the Company generating sufficient taxable income and will be affected by annual limitations on the use of such carryforwards due to a change in stockholder control under the Internal Revenue Code triggered by the Company's July
  1997 common stock offering. The Company believes, however, that the limitation will not materially impact the Company's ability to utilize the NOL carryforwards prior to their expiration.

  Excluding the cost of the Atrion Subsidiaries acquisition, the Company expects to have $1.3 million of capital expenditures in 1997. The Company believes that its existing Credit Agreement and funds provided by operations will be sufficient for it to meet its expected capital expenditures and operating cash needs for the foreseeable future.

  This report includes "forward looking statements" within the meaning of
  Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934. All statements other than statements of historical fact included in this report are forward looking statements. Such forward looking statements include, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity" regarding Midcoast's estimate of the sufficiency of existing capital resources, whether funds provided by operations will be sufficient to meet its operational needs in the foreseeable future, and its ability to utilize NOL carryforwards prior to their expiration. Although Midcoast believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statements will prove to be correct. The ability to achieve Midcoast's expectations is contingent upon a number of factors which include (i) timely approval of Midcoast's acquisition candidates by appropriate governmental and regulatory agencies,
  (ii) effect of any current or future competition, (iii) retention of key personnel and (iv) obtaining and timing of sufficient financing to fund operations. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this report, including without limitation those statements made in conjunction with the forward looking statements included in this report. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


   PART II. OTHER INFORMATION

  ITEM 4.     Submission of Matters to a Vote of Security Holders

  The Company held its Annual Meeting of Stockholders on May 8, 1997. Stockholders of record at the close of business on April 14, 1997 were entitled to vote. The stockholders voted on nominations to the board of directors, the 1996 Incentive Stock Plan, and the 1997 Non-Employee Director Stock Option Plan.

  The stockholders elected each of the three directors nominated for the board of directors as follows:

  Directors            Votes For   Votes Against   Abstaining  Broker No-Votes
  Dan C. Tutcher       2,311,302     4,673            -              -
  I.J. Berthelot, II   2,311,274     4,701            -              -
  Richard N. Richards  2,311,274     4,701            -              -

  The stockholders approved the 1996 Incentive Stock Plan and the 1997 Non-Employee Director Stock Option Plan as follows:

                       Votes For    Votes Against  Abstaining  Broker No-Votes

 Incentive Stock Plan  1,806,362       269,388       7,039      233,186
 Directors Plan        2,054,834        19,277       8,678      233,186

   ITEM 6.                Exhibits and Reports on Form 8-K

   a.   Exhibits:

   2.1 Stock Purchase Agreement dated March 18, 1997 by and between Midcoast Energy Resources, Inc. and Atrion Corporation (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1996, as Exhibit 2.7).

  10.1 Amendment to Employment Agreement dated April 17, 1995 by and between Midcoast Energy Resources, Inc. and I.J. Berthelot, II dated April 25, 1997. (Incorporated by reference from Midcoast Form 10-QSB for the three months ended March 31, 1997)

  10.2 Amendment to Employment Agreement dated April 1, 1993 by and between Midcoast Energy Resources, Inc. and Dan
                C. Tutcher dated April 14, 1997. (Incorporated by reference from Midcoast Form 10-QSB for the three months ended March 31, 1997)

  10.3          Indemnity Agreement dated April 23, 1997 between
                Midcoast Energy Resources, Inc. and Richard A. Robert. (Incorporated by reference from Midcoast Registration Statement on Form S-1 (No. 333-27885) dated June 26,1997)

  10.4          Indemnity Agreement dated April 23, 1997 between
                Midcoast Energy Resources, Inc. and Dan C. Tutcher. (Incorporated by reference from Midcoast Registration Statement on Form S-1 (No. 333-27885) dated June 26,1997)

  10.5          Indemnity Agreement dated April 23, 1997 between
                Midcoast Energy Resources, Inc. and I.J. Berthelot, II.(Incorporated by reference from Midcoast
                Registration Statement on Form S-1 (No. 333-27885) dated June 26, 1997)

  10.6          Indemnity Agreement dated April 23, 1997 between
                Midcoast Energy Resources, Inc. and Duane S. Herbst. (Incorporated by reference from Midcoast Registration Statement on Form S-1 (No. 333-27885) dated June 26, 1997)


  10.7 Indemnity Agreement dated April 23, 1997 between Midcoast Energy Resources, Inc. and Richard N. Richards. (Incorporated by reference from Midcoast Registration Statement on Form S-1 (No. 333-27885) dated June 26, 1997)

  10.8          Indemnity Agreement dated April 23, 1997 between
                Midcoast Energy Resources, Inc. and E.P. Marinos
                (Incorporated by reference from Midcoast Registration Statement on Form S-1 (No. 333-27885) dated June 26, 1997)


  10.9          1997 Non-Employee Director Stock Option Plan.
                (Incorporated by reference from Midcoast Form 10-QSB for the three months ended March 31, 1997)

  10.10 First Amendment to Credit Agreement dated May 30, 1997 by and between Bank One, Texas N.A. and Midcoast
                Energy Resources, Inc., Magnolia Pipeline Corporation, H&W Pipeline Corporation, Magnolia Resources, Inc., Magnolia Gathering Inc., Midcoast Holdings No. One,
                Inc., Midcoast Gas Pipeline, Inc., Nugget Drilling Corporation, Midcoast Marketing, Inc., AlaTenn Energy Marketing Company, and Tennessee River Intrastate Gas Co. (Incorporated by reference from Midcoast Regristration Statement on Form S-1 (No.333-27885) dated June 26, 1997)

  b.    Reports on Form 8-K:

         None

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


 Date: August 14, 1997