Form 10-Q
period 1997-09-30
MIDCOAST ENERGY RESOURCES INC
filed 1997-11-14
CIK 276327

U.S. SECURITIES AND EXCHANGE COMMISSION


                          Washington, D.C.  20549

                                FORM 10-Q

 [X]   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
  Act of  1934 for the Quarterly Period Ended September 30, 1997

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

     On September 30, 1997, there were outstanding 4,815,000 shares of the Company's common stock, par value $.01 per share.

        MIDCOAST ENERGY RESOURCES, INC., and Subsidiaries
                       Quarterly Report on Form 10-Q for the
                         Quarter Ended September 30, 1997


                                                          Page
                                                         Number
PART I.  FINANCIAL INFORMATION

     Item 1.   Unaudited Financial Statements

       Consolidated Balance Sheets as of December 31, 1996
          and September 30, 1997

       Consolidated Statements of Operations for the three months and nine months ended September 30, 1996 and September 30, 1997

       Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 1997

       Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 1996 and September 30, 1997

       Notes to Consolidated Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

SIGNATURE

        MIDCOAST ENERGY RESOURCES, INC., and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS


                                                             December 31,            September 30,
                                                                 1996                    1997
                                                             (Unaudited)
  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                 $ 1,167,825            $       42,254
  Accounts receivable, no allowance for doubtful accounts     8,891,808                10,156,051
  Materials and supplies, at average cost                          -                      556,248

     Total current assets                                    10,059,633                10,757,553

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Natural gas transmission facilities                        11,939,173                48,582,341
  Investment in transmission facilities                       1,302,303                 1,341,506
  Natural gas processing facilities                           3,735,262                 3,948,870
  Oil and gas properties, using the full-cost method
    of accounting                                             1,274,436                 1,343,765
  Other property and equipment                                  264,842                 2,316,789
                                                             18,516,016                57,533,271
ACCUMULATED DEPRECIATION, DEPLETION
  AND AMORTIZATION                                           (1,550,670)               (2,440,636)
                                                             16,965,346                55,092,635

OTHER ASSETS, net of amortization                               278,235                 1,057,629

     Total assets                                           $27,303,214               $66,907,817

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                 $  8,464,395              $  8,602,375
  Current portion of deferred income                             83,000                    83,000
  Short-term borrowing from bank                                180,000                      -
  Current portion of long-term debt payable to banks            196,831                   196,831

     Total current liabilities                                8,924,226                 8,882,206

LONG-TERM DEBT PAYABLE TO BANKS                               4,015,146                 7,192,896

OTHER LIABILITIES AND DEFERRED CREDITS                          152,167                   289,375

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                  618,591                   679,870

SHAREHOLDERS' EQUITY: (Note 4)
  Common stock, $.01 par value, 10 million shares authorized,
     2,499,999 and 4,815,000 shares issued and outstanding at
     December 31, 1996 and September 30, 1997, respectively      25,000                    48,150
  Paid-in capital                                            26,941,660                60,978,536
  Accumulated deficit                                       (13,283,876)              (11,132,016)
  Unearned compensation                                         (89,700)                  (31,200)

  Total shareholders' equity                                 13,593,084                 49,863,470

  Total liabilities and  shareholders' equity               $27,303,214                $66,907,817










  The accompanying notes are an integral part of these consolidated financial statements.




               MIDCOAST ENERGY RESOURCES, INC., and Subsidiaries


                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                  For the Three Months Ended         For the Nine Months Ended
                                                September 30,    September 30,     September 30,      September 30,
                                                    1996             1997               1996             1997
OPERATING REVENUES:
 Sale of natural gas and transportation fees   $ 4,353,551      $21,401,341       $14,403,671         $42,268,114
 Transportation revenue                            456,740        1,907,845         1,474,470           3,934,347
 Natural gas processing revenue                    756,347        1,154,243           756,347           3,734,793
 Sale of pipelines                                 139,388            -               211,888                 -
 Oil and gas revenues                               41,901           59,754           141,691             211,552

       Total operating revenues                  5,747,927       24,523,183        16,988,067          50,148,806

OPERATING EXPENSES:
 Cost ofnatural gas and transportation charges   4,052,259       20,938,812        13,554,833          40,749,439
   Natural gas processing costs                    366,883          889,060           366,883           2,789,260
   Cost of pipelines sold                          124,375             -              126,528                 -
   Production of oil and gas                         7,292           10,919            47,148              39,115
  Depreciation, depletion and  amortization        227,397          413,726           539,389             982,504
   General and administrative                      301,293          522,200           821,039           1,477,220

       Total operating expenses                  5,079,49        22,774,717        15,455,820          46,037,538

        Operating income                          668,428         1,748,466         1,532,247           4,111,268

NON-OPERATING ITEMS:
   Interast expense                               (94,724)         (183,713)        (332,649)            (680,379)
  Minority interest in consolidated subsidiaries  (76,773)          (55,024)        (148,384)            (169,638)
   Other income (expense), net                      8,488           (42,857)         (18,959)             (39,117)

       Total Non-Operating Items                 (163,009)         (281,594)        (499,992)            (889,134)

INCOME BEFORE INCOME TAXES                        505,419         1,466,872         1,032,255            3,222,134

PROVISION FOR INCOME TAXES                             -           (285,074)           -                  (285,074)

        Net income                                505,419         1,181,798         1,032,255            2,937,060

5% CUMULATIVE PREFERRED STOCK DIVIDENDS              -                -               (22,863)                 -

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS $    505,419      $  1,181,798      $  1,009,392           $ 2,937,060



NET INCOME PER COMMON SHARE                  $        .24      $        .25      $        .58           $       .90

WEIGHTED AVERAGE NUMBER OF
   COMMON  SHARES  OUTSTANDING                  2,076,150         4,789,837         1,728,449             3,171,666










The accompanying notes are an integral part of these consolidated financial statements.


              MIDCOAST ENERGY RESOURCES INC., and Subsidiaries


               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                             5%
                                        Cumulative                                                                        Total
                                         Preferred       Common       Paid-in      Accumulated        Unearned        Shareholders'
                                           Stock         Stock        Capital       Deficit         Compensation          Equity
BALANCE, December 31, 1995               $200,000       $14,657      $18,824,681    $(14,775,102)     $(106,800)       $ 4,157,436

 Shares issued in connection with
 a financing agreement with an affiliate     -               45            5,955          -                   -              6,000

 Shares issued or vested under various
 stock-based compensation arrangements       -              298           38,401          -              17,100             55,799

 Redemption of 200,000 shares of  5%
 cumulative preferred stock  (200,000)       -           81,634               -           -           (118,366)

 Sale of 1,000,000 shares of common
   stock                                     -           10,000       7,990,989            -                  -          8,000,989

  Net income                                 -             -                -            1,914,089            -          1,914,089

  5% cumulative preferred stock dividends    -             -                -              (22,863)           -            (22,863)

  Common stock dividends, $.08 per share     -             -                -             (400,000)           -            (400,000)

BALANCE, DECEMBER 31, 1996                   -           25,000      26,941,660        (13,283,876)     (89,700)         13,593,084

  Sale of 2,315,000 shares of common
   stock (Note 4)                            -           23,150      34,036,876             -                -           34,060,026

 Shares vested under various stock-based
  compensation arrangements                  -              -              -                -            58,500              58,500

  Net income                                 -              -              -            2,937,060             -           2,937,060

 Common stock dividends, $.08 per share      -              -              -             (785,200)            -            (785,200)

BALANCE, SEPTEMBER 30, 1997 (Unaudited)  $   -           $48,150    $60,978,536      $(11,132,016)     $ (31,200)       $49,863,470

















The accompanying notes are an integral part of these consolidated financial statements.








           MIDCOAST ENERGY RESOURCES, INC., and  Subsidiaries


                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                           For the Three Months Ended                For the Nine Months Ended
                                                         September 30,       September 30,        September 30,   September 30,
                                                             1996               1997                    1996          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income applicable to common shareholders          $    505,419      $    1,181,798        $   1,009,392       $ 2,937,060
 Adjustments to arrive at net cash provided (used) in
    operating activities-
    Depreciation, depletion and amortization                227,397             413,726              539,389           982,504
    Gain on sale of operating pipeline                         -                     -               (20,347)            -
    Recognition of deferred income                          (20,750)            (20,750)             (62,250)          (62,250)
    Increase in deferred tax asset                          (40,000)             24,000              (40,000)           32,500
    Minority interest in consolidated subsidiaries           76,772              55,025              148,384           169,639
    Issuance of common stock to employees                      -                    -                 38,886            17,875
    Other                                                      -                 (1,341)                  -            183,382
    Changes in working capital accounts-
    (Increase) in accounts receivable                    (1,264,799)         (1,797,383)          (1,578,325)       (3,062,100)
    (Increase) in other current assets                         -               (162,922)                 -            (715,342)
    Increase (decrease) in accounts payable and
      accrued liabilities                                  (122,165)          1,471,786             867,697           1,960,326

       Net cash provided (used) by operating activities    (638,126)          1,163,939             902,826           2,443,594

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (1,594,621)            695,999          (3,464,873)        (38,678,525)
  Other                                                    (370,800)             11,339             (63,052)         (1,111,816)

   Net cash provided (used) by investing activities      (1,965,421)            707,338          (4,127,925)        (39,790,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank debt borrowings                                    1,250,000           1,567,000           5,258,000          41,242,000
  Bank debt repayments                                   (5,458,698)        (37,159,420)         (7,993,353)        (38,064,250)
  Proceeds from notes payable to shareholders
   and affiliates                                              -                   -               100,000               -
  Repayments on notes payable to shareholders and
     affiliates                                            (473,822)              -              (1,133,822)              -
  Contributions from (distributions to) joint
     venture partners                                       650,000               -                  935,000            (228,400)
  Net proceeds from equity offering (Note 4)              8,203,275           34,060,026           8,203,275          34,060,026
  Dividends on common stock                                (200,000)            (385,200)           (200,000)           (785,200)

       Net cash provided (used) by financing activities   3,970,755           (1,917,594)          5,169,100          36,224,176

NET INCREASE  (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                      1,367,208              (46,317)          1,944,001          (1,122,571)

CASH AND CASH EQUIVALENTS, beginning of period              682,945                91,571             106,152           1,167,825

CASH AND CASH EQUIVALENTS, end of period                $ 2,050,153         $     42,254          $ 2,050,153       $      45,254


CASH PAID FOR INTEREST                                  $    87,963         $     198,285         $   346,553       $     408,578

CASH PAID FOR INCOME TAXES                              $      -            $      89,190        $         -         $    142,030





The accompanying notes are an integral part of these consolidated financial statements.





               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.     BASIS OF PRESENTATION

  The accompanying unaudited financial information has been prepared by Midcoast Energy Resources, Inc. ("Midcoast" or "the Company") in accordance with the instructions to Form 10-Q. The unaudited information furnished reflects all adjustments, all of which were of a normal recurring nature, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain reclassification entries were made with regard to the Consolidated Financial Statements for the periods presented in 1996 so that the presentation of the information is consistent with reporting for the Consolidated Financial Statements in 1997. It is suggested that the financial information be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

  2.     ACQUISITIONS

  In May 1997, the Company consummated the acquisition of the stock of three subsidiaries of Atrion Corporation ( the "Atrion Acquisition") for cash consideration of approximately $39.4 million subject to post closing adjustments and up to $2 million of deferred contingent payments to be paid over an eight-year period. In September 1997, approximately $1.2 million was reimbursed to the Company pursuant to post closing adjustments. The three subsidiaries acquired include Midcoast Interstate Transmission, Inc. ("MIT")(f/k/a Alabama Tennessee Natural Gas Company), Tennessee River Intrastate Gas Company, Inc. ("TRIGAS") and Midcoast Marketing, Inc. ("MMI")(f/k/a AlaTenn Energy Marketing Company, Inc.) (collectively the "Atrion Subsidiaries").MIT owns and operates a 288 mile interstate pipeline, with two compressor stations, that runs from Selmer,Tennessee to Huntsville, Alabama. TRIGAS owns and operates a 38 mile pipeline extending from Barton, Alabama to Courtland, Alabama and a one mile pipeline in Morgan County,
  Alabama, which transport gas to two industrial customers.   MMI is a natural
  gas marketing company which primarily services the natural gas needs of the customers on MIT and TRIGAS. The acquisition was initially financed through the Company's credit facility, and subsequently repaid with the proceeds of its common stock offering on July 2, 1997 (see Note 4).

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

                                Three Months EndedNine Months Ended
                              September 30,             September 30,
                           1996           1997       1996             1997

 Operating Revenues (000) $27,891       $   N/A     $104,525        $93,031
 Net Income (000)        $  1,542       $   N/A     $  5,361        $ 4,553
 Net Income Per Share    $    .35       $   N/A     $   1.33        $   .95

  For further information regarding the acquisition of the Harmony System or the Atrion Subsidiaries, refer to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 26, 1997.

  3.     BANK DEBT

  In May 1997, the Company's borrowing availability under its bank financing agreements with Bank One, Texas N.A.(the "Credit Agreements") was increased to $46.5 million in anticipation of acquiring the Atrion Subsidiaries. On October 31, 1997, additional amendments to the Credit Agreements were entered into which increased the Company's borrowing availability from $46.5 million to $80.0 million. The amendments also eliminated principal reduction requirements, lowered the interest rate on borrowings, and extended the maturity on the facility one year to August 22, 2000.

  Bank One has committed to lending, in the aggregate, up to $60.0 million of the $80.0 million in borrowing availability. If required, the additional $20.0 million may be accessed with the inclusion of an another bank lender in a bank syndication. The increase was attributable to both a re-evaluation of the cash flows generated from the Atrion and other Midcoast assets and, the completion of the Company's acquisition of Republic Gas Partners L.L.C. (the "MIDLA Acquisition")(see Note 7). The Company borrowed $21.8 million under its amended Credit Agreements to partially finance the MIDLA Acquisition. The amended Credit Agreements provide borrowing availability as follows: (i) a $15.0 million LC Line of Credit Facility, of which $3.0 million can be used for working capital needs and $12.0 million is available for issuance of letters of credit, (ii) a $60.0 million Revolver which expires in August 2000 and (iii) a $5.0 million MIT Revolver expiring August 2000.

  When borrowings under the amended Credit Agreements are less than 50% of the $80.0 million borrowing base, at the Company's option, interest will accrue at the London Interbank Offering Rate ("LIBOR") plus 1.5% per annum or the Bank One base rate. When borrowings are greater than 50% of available credit, an additional .25% will be added to the above rates. These rates reflect a 1% reduction in the LIBOR option and a .25% reduction in the Bank One base rate option, which became effective September 2, 1997. All other terms and conditions of the Credit Agreements remained substantially the same.


  4.      CAPITAL STOCK

  On June 27, 1997, the Company's Regristration Statement on Form S-1 was declared effective by the Securities and Exchange Commission. On July 2, 1997, after considering the underwriters exercising the over-allotment option, the Company sold 2,315,000 shares of its common stock at an offering price of $16.00 per share. After deducting the underwriting discounts of $1.04 per share, net proceeds to the Company were $34,632,400. The proceeds were used to repay the indebtedness incurred on the Atrion Acquisition.

  5.     COMMITMENTS AND CONTINGENCIES

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



  6.     STOCK OPTION PLANS

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

  7.     SUBSEQUENT EVENTS

  On October 31, 1997, the Company completed its acquisition through merger of Republic Gas Partners , L.L.C. ("Republic"), which owned Mid Louisiana Gas Company ("MIDLA"), Mid Louisiana Gas Transportation Company ("MLTC") and Mid Louisiana Marketing Company ("MLMC"). Under the terms of the agreement, the Republic partners received $3,210,000 cash, 350,000 shares of Midcoast common stock, warrants for 100,000 common shares and an additional 25,000 warrants to be issued subject to certain contingencies. The Company has also repaid approximately $19.1 million in Republic bank debt. The acquisition was partially funded with $21.8 million of additional borrowings under the Company's Credit Agreements with Bank One (see Note 3).

  MIDLA owns a 386 mile 22" interstate pas pipeline which runs from the Monroe gas field in northern Louisiana, southward through Mississippi to Baton Rouge, Louisiana. The system includes two compressor stations with a total of 5,875 horsepower, and has a throughput capacity of 200 Mmcf/day. MIDLA serves a number of large industrial markets and municipalities including Entergy Gulf States, Inc., the local distribution company for Baton Rouge; Mississippi Valley Gas Company, the local distribution company for Natchez, Mississippi and several surrounding communities; International Paper's facility near Natchez and Exxon's Baton Rouge Complex. In addition, MIDLA has an agreement to expand its natural gas service in the Baton Rouge area to serve a new cogeneration facility. The agreement calls for MIDLA to transport a minimum of 50,000 Mcf/Day and will require an approximate $10.0 million expansion for a high pressure pipeline. The pipeline is expected to be completed no later than the fourth quarter of 1998. MIDLA also owns four offshore gathering systems. MLTC is an intrastate pipeline company which owns two offshore pipelines which serve two industrial customers. MLMC is a natural gas marketing company which provides gas supply, transportation, storage and related services primarily for customers on the MIDLA and MLTC systems.


   ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

  Results of Operations

  Third quarter operating revenues increased 327%, from $5.7 million in 1996 to $24.5 million in 1997. The increased revenues were primarily the result of numerous pipeline acquisitions made during the second half of 1996, the purchase of the Harmony System effective August 1, 1996 and the Atrion Acquisition effective May 29, 1997. The Atrion Acquisition produced $19.6 million in operating revenue during the third quarter of 1997. The Harmony System generated $1.2 million in operating revenue during the third quarter.

  Operating revenues for the nine months ended September 30, 1997 totaled $50.1 million, a 195% increase over the $17.0 million in operating revenue generated for the nine months ended September 30, 1996. As previously stated, the acquisitions made in the second half of 1996 and the Atrion Acquisition were the primary causes of the increased revenues.

  Operating Expenses:

  Third quarter operating expenses increased 348%, from $5.1 million in 1996 to $22.8 million in 1997. Operating expenses for the nine months ended September 30, 1997 totaled $46.0 million, as compared to $15.5 million for the same period in 1996. The acquisitions explained in the previous section caused this 198% increase.

  Depreciation, depletion and amortization expense was approximately $983,000 for the nine months ended September 30, 1997 with $413,000 of the expense incurred during the third quarter. These amounts represent an 82% increase when compared to the same periods in 1996. The pipeline acquisitions and the purchase of the Harmony System in 1996 caused the increased depreciation.

  General and administrative expenses were approximately $522,000 for the third quarter and $1.5 million for the nine months ended September 30, 1997, as compared to $301,000 and $821,000 for the same periods in 1996, respectively. The chief cause of the increased expenses was the Atrion Acquisition. Despite the Company's rapid growth in revenues, the Company's general and administrative expenses increased only 73% in 1997 over 1996 for the third quarter and 80% for the nine months ended September 30. The Company has controlled its general and administrative expenses by capitalizing on synergies between its existing businesses and its acquisitions.

  Third quarter interest expense increased 94% from approximately $95,000 in 1996 to $184,000 in 1997. Interest expense increased 105% from approximately $333,000 for the nine months ended September 30, 1996 to $680,000 for the same period in 1997. The additional debt the Company incurred to complete the Atrion Acquisition resulted in the increased interest expense.

  Earnings:

  The Company recognized third quarter operating income and net income in 1997 of $1.8 million and $1.2 million, respectively, as compared to $0.7 million in operating income and $0.5 million in net income for the third quarter of 1996. Third quarter earnings per share ("EPS") increased 4.2% from $0.24 in 1996 to $0.25 in 1997. The Company achieved the increased EPS despite the dilutive effects of issuing additional shares in the August 1996 and July 1997 stock offerings.

  The Company recognized operating income and net income of $4.1 million and $2.9 million, respectively, for the nine months ended September 30, 1997 as compared to operating income of $1.5 million and net income of $1.0 million for the same period in 1996. The Company realized a $0.90 EPS for the first nine months of 1997 as compared to $0.58 for the same period in 1996. The significant improvement in EPS is attributable to the positive impact of numerous pipeline acquisitions in the second half of 1996, the Harmony System acquisition, and the Atrion Acquisition.

  Capital Resources and Liquidity

  The Company has historically funded its capital requirements through cash flow from operations and borrowings from affiliates and various commercial lenders. As a result of improved operations, cash flow provided by operations increased $1.5 million for the nine month period ended September 30, 1997 when compared to the same period in 1996. In addition, the Company's working capital increased $.8 million at September 30, 1997 when compared to its position at December 31, 1996.

  The Company's combined stock offerings in August 1996 and July 1997 have increased the Company's financial flexibility. This increased flexibility will allow the Company to pursue future growth opportunities utilizing lower cost conventional bank debt financing. At September 30, 1997, the Company's long-term debt to total capitalization ratio was reduced to 13% from 72% at June 30, 1997. This decline was achieved by reducing bank indebtedness with the net proceeds from the July 1997 equity offering.

  Based on a re-evaluation of the cash flows generated from the Atrion Acquisition and other Midcoast assets, and the completion of the Company's MIDLA Acquisition, the Company has increased its borrowing availability under
  its bank financing agreements with Bank One.   On October 31, 1997,
  amendments to the Credit Agreements were entered into which increased the Company's borrowing availability from $46.5 million to $80.0 million, eliminated principal reduction requirements, lowered the interest rate on borrowings, and extended the maturity of the facility one year to August 22, 2000.

  Bank One has committed to lending, in the aggregate, up to $60.0 million of the $80.0 million in borrowing availability, . If required, the additional $20.0 million may be accessed with the inclusion of an another bank lender in
  a bank syndication.    The amended Credit Agreements provide borrowing
  availability as follows: (i) a $15.0 million LC Line of Credit Facility, of which $3.0 million can be used for working capital needs and $12.0 million is available for issuance of letters of credit, (ii) a $60.0 million Revolver which expires in August 2000 and (iii) a $5.0 million MIT Revolver expiring August 2000.

  When borrowings under the amended Credit Agreements are less than 50% of the $80.0 million borrowing base, at the Company's option, interest will accrue at LIBOR plus 1.5% or the Bank One base rate. When borrowings are greater than 50% of available credit, an additional .25% will be added to the above rates. These rates reflect a 1% reduction in the LIBOR option and a .25% reduction in the Bank One base rate option. These reduced rates became effective September 2, 1997. In addition, the Company is subject to a non-recurring 1% facility fee as funds are borrowed, as well as a .375% commitment fee payable quarterly on the unused portion of borrowing availability. The Credit Agreement is secured by all accounts receivable, contracts, the pledge of the stock of MIT, the pledge of the stock of Magnolia Pipeline Corporation and a first lien security interest in the Company's pipeline systems.

  The borrowing availability under each line is subject to revision, on a monthly basis for the LC Line of Credit Facility and a semi-annual basis for the Revolver's, based on the performance of the Company's existing assets and any asset dispositions or additions from new construction or acquisitions. The Credit Agreements contains a number of customary covenants that require the Company to maintain certain financial ratios, and limit the Company's ability to incur additional indebtedness, transfer or sell assets, create liens, or enter into a merger or consolidation.

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

  Excluding the cost of the Atrion and MIDLA acquisitions, the Company expects to have $1.3 million of capital expenditures in 1997. The Company believes that funds provided by operations will be sufficient forit to meet its expected capital expenditures and operating cash needs for the foreseeable future.

  This report includes "forward looking statements" within the meaning of
  Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934. All statements other than statements of historical fact included in this report are forward looking statements. Such forward looking statements include, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity" regarding Midcoast's estimate of the sufficiency of existing capital resources, whether funds provided by operations will be sufficient to meet its operational needs in the foreseeable future, and its ability to utilize NOL carryforwards prior to their expiration. Although Midcoast believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statements will prove to be correct. The ability to achieve Midcoast's expectations is contingent upon a number of factors which include (i) timely approval of Midcoast's acquisition candidates by appropriate governmental and regulatory agencies,
  (ii) the effect of any current or future competition, (iii) retention of key personnel and (iv) obtaining and timing of sufficient financing to fund operations and/or construction or acquisition opportunities. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this report, including without limitation those statements made in conjunction with the forward looking statements included in this report. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


   PART II. OTHER INFORMATION


   ITEM 6.                Exhibits and Reports on Form 8-K

   a.   Exhibits:

      2.1 Stock Purchase Agreement dated March 18, 1997 by and between Midcoast Energy Resources, Inc. and Atrion Corporation (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1996, as Exhibit 2.7).

      2.2 Agreement and plan of merger dated October 31, 1997 by and between Republic Gas Partners, L.L.C. and Midcoast Energy Resources, Inc. (Incorporated by reference from Midcoast Form 8-K dated November 13, 1997).

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

     10.8  Indemnity Agreement dated April 3, 1997 between Midcoast Energy
           Resources, Inc. and E.P. Marinos   (Incorporated by reference
           from Midcoast Registration Statement on Form S-1 (No. 333-27885) dated June 26, 1997)

     10.9 1997 Non-Employee Director Stock Option Plan. (Incorporated by reference from Midcoast Form 10-QSB for the three months ended March 31, 1997)

    10.10 First Amendment to Credit Agreement dated May 30, 1997 by and between Bank One, Texas N.A. and Midcoast Energy Resources, Inc., Magnolia Pipeline Corporation, H&W Pipeline Corporation,
           Magnolia Resources, Inc., Magnolia Gathering Inc., Midcoast Holdings No. One, Inc., Midcoast Gas Pipeline, Inc., Nugget Drilling Corporation, Midcoast Marketing, Inc., AlaTenn Energy Marketing Company, and Tennessee River Intrastate Gas Co. (Incorporated by reference from Midcoast Registration Statement on Form S-1 (No. 333-27885) dated June 26, 1997)

    10.11 Second Amendment to Credit Agreement dated October 31, 1997 by and between Bank One, Texas N.A. and Midcoast Energy Resources, Inc. , Magnolia Pipeline Corporation, H&W Pipeline Corporation, Magnolia Resources, Inc., Magnolia Gathering Inc., Midcoast Holdings No. One, Inc., Midcoast Gas Pipeline, Inc., Nugget Drilling Corporation, Midcoast Marketing, Inc., AlaTenn Energy Marketing Company, Tennessee river Intrastate Gas Co., Mid Louisiana Gas Company, Mid Louisiana Gas Transmission Company and MIDLA Energy Services Company. (Incorporated by reference from Midcoast Form 8-K dated November 13, 1997).

    10.12 First Amendment to Credit Agreement dated Octoner 31, 1997 by and between Bank One, Texas N.A. and Midcoast Interstate Transmission, Inc. (f/k/a/ Alabama Tennessee Natural Gas Company). (Incorporated by reference from Midcoast Form 8-K dated November 13, 1997).

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


 Date: November 14, 1997