Form 10-K
period 1997-12-31
MIDCOAST ENERGY RESOURCES INC
filed 1998-04-02
CIK 276327

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _______

                         Commission File Number: 0-8898
                         MIDCOAST ENERGY RESOURCES, INC.

                (Name of Registrant as Specified in its Charter)

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

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT: Common Stock,

                            Par Value $.01 Per Share

           SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT: None

           Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

                      Yes [X]                    No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

           The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates of Registrant as of March 11, 1998 was $96,263,945.

           The number of shares of Common Stock, par value $.01 per share, outstanding as of March 31, 1998 was 5,681,330.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this Report (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the annual meeting of shareholders scheduled to be held on May 15, 1998.

================================================================================

                               TABLE OF CONTENTS

                                     PART I

ITEM 1.    BUSINESS............................................................3
ITEM 2.    PROPERTIES.........................................................14
ITEM 3.    LEGAL PROCEEDINGS..................................................14
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................14

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              SHAREHOLDER MATTERS.............................................14
ITEM 6.    SELECTED FINANCIAL DATA............................................15
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.......................................16
ITEM 8.    FINANCIAL STATEMENTS...............................................24
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE........................................42

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................42
ITEM 11.   EXECUTIVE COMPENSATION.............................................42
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....42
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................42

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K.....................................................43

PART I

ITEM 1. BUSINESS.

GENERAL

     Midcoast Energy Resources, Inc., its subsidiaries and affiliated companies (referred to collectively as the "Company" or "Midcoast") is primarily engaged in the transportation, gathering, processing and marketing of natural gas and other petroleum products. The Company owns and operates two interstate transmission pipeline systems, three intrastate transmission systems, 20 end-user systems and 26 gathering systems representing over 1,400 miles of pipeline with an aggregate daily throughput capacity of over 1.3 Bcf/day. The Company's principal business consists of providing transportation services through its pipelines to both end-users and natural gas producers, providing natural gas marketing services to these customers and processing natural gas. In connection with these services, the Company acquires and constructs pipelines to supply natural gas directly to industrial and municipal end-users and provides access to pipeline systems for natural gas producers through its gathering systems.

     The Company's principal assets are located in the Gulf Coast area and include (i) a 288 mile interstate transmission pipeline and two end-user pipelines in northern Alabama, Mississippi and southern Tennessee (collectively, the "MIT Systems"), (ii) a 386 mile interstate transmission pipeline along with one intrastate, two end-user pipelines and two offshore gathering pipelines, located in Louisiana (collectively, the "Midla Systems"), (iii) a 111 mile natural gas transmission and gathering pipeline in the Black Warrior Basin of central Alabama (the "Magnolia System") and (iv) a 155 mile natural gas gathering pipeline and sour gas processing plant in Mississippi (the "Harmony System").

     Midcoast was incorporated as a Nevada corporation in 1992. Midcoast leases its principal executive offices at 1100 Louisiana, Suite 2950, Houston, Texas 77002, and its telephone number is (713) 650-8900. Midcoast also owns or leases other regional offices in Alabama, Louisiana, Mississippi and Texas.

BUSINESS GROWTH STRATEGY

     The Company's principal business strategy is to increase its earnings and cash flow by acquiring or constructing pipeline systems, aggressively pursuing end-user customers, increasing the utilization of its existing pipeline systems and processing plants in order to enhance the Company's profitability and improving cost efficiencies.

     The Company implements its strategy through the following steps:

        ACQUISITION OR CONSTRUCTION OF PIPELINE AND PROCESSING SYSTEMS. The Company seeks to acquire or construct natural gas transmission, end-user, gathering and processing systems which offer the opportunity for increased utilization and expansion of the system due to their proximity to geographic areas where municipal and industrial demand for natural gas is growing or where drilling activity is expected to increase. The Company seeks to acquire or construct additional transmission and gathering systems or processing facilities in its core geographic areas of operation when the Company believes such additional systems will enhance the overall profitability of the area of operation.

        FOCUS ON END-USERS. As a result of recent regulatory changes, natural gas customers have more flexibility to negotiate their natural gas purchase and transportation contracts. The Company actively pursues direct sales to these end-users, such as industrial plants and municipalities, which are seeking alternative supplies to meet their energy needs. The Company seeks to build pipeline systems directly connecting these customers to transmission systems and to enter into long-term transportation agreements that provide the Company with a stable, non-depletive gas throughput and cash flow. The Company also offers gas marketing services to its end-user customers who typically incur a reduced transportation cost by receiving natural gas through a Company-owned pipeline.

        UTILIZATION OF EXISTING SYSTEMS' CAPACITY. After a system is acquired or constructed, the Company begins an aggressive marketing effort to fully utilize the system's capacity. As part of this process, the Company focuses on providing quality service to its end-user and natural gas producer customers. Many of the Company's existing pipeline and processing systems were designed with excess throughput capacity that provide the Company with opportunities to pursue additional gas volumes with little incremental capital cost and to provide higher-margin "swing" sales during periods of increased gas demand.

        COST EFFICIENCIES. The Company generally seeks to achieve administrative and operational efficiencies by reducing overhead, increasing utilization of equipment and personnel, capitalizing on the geographic proximity of many of its systems and further integrating gas transmission and marketing services. The Company also seeks to acquire or construct additional transmission and gathering systems or processing facilities in its core geographic areas of operation where it can achieve administrative or operational efficiencies when integrated with the Company's existing systems. The Company actively focuses on eliminating duplicative efforts, to install advanced technologies and control systems and other efficiency-targeted projects which will help to minimize costs and enhance the Company's flexibility to respond to emerging opportunities.

PIPELINE ACQUISITIONS AND CONSTRUCTION

     Since the first quarter of 1994, the Company has acquired ownership of or interests in 44 pipelines, 11 of which occurred in 1997. Of the total, five are transmission lines, 13 are end-user pipelines and 26 are gathering systems. During this time, the Company has expanded into the interstate pipeline and natural gas processing markets with their acquisitions of the Midla, MIT and Harmony Systems. The following is a summary of the Company's acquisition and construction activities during 1997.

ACQUISITIONS

THE MIT SYSTEMS. Consistent with the Company's business strategy, in May 1997, Midcoast acquired the MIT Systems and their related pipeline and energy services operations from Atrion Corporation ("Atrion") for cash consideration of $38.2 million and up to $2 million in contingent deferred payments (the "MIT Acquisition"). The acquisition was initially funded through the Company's existing credit facility. Subsequently the proceeds from the Company's common stock offering on July 2, 1997 were used to retire the indebtedness incurred on the MIT Acquisition. The MIT operations include (i) a 288 mile interstate transmission pipeline located in northern Alabama, Mississippi and southern Tennessee which transports natural gas to industrial and municipal customers (the "MIT System"), (ii) a 38 mile and a one mile pipeline in northern Alabama which primarily serve two large industrial customers (the "Champion System" and "Monsanto System," respectively) and (iii) a natural gas marketing company which primarily serves customers of the MIT Systems.

THE MIDLA SYSTEMS. In October 1997, the Company completed its merger of Republic Gas Partners L.L.C. ("Republic"), which owned Mid Louisiana Gas Company ("MLGC"), Mid Louisiana Gas Transmission Company ("MLGT") and Mid Louisiana Marketing Company, for cash consideration of $3.2 million, the assumption of approximately $19.1 million in bank indebtedness, 385,000 shares of Midcoast common stock, par value $.01 per share ("Common Stock"), warrants to acquire 110,000 shares of Common Stock and an additional 27,500 warrants to acquire Common Stock subject to certain contingencies which were later met (the "Midla Acquisition"). The Midla Systems include (i)a 386 mile interstate gas pipeline which runs from the Monroe gas field in northern Louisiana, southward through Mississippi to Baton Rouge, Louisiana ("MLGC System"), (ii) one intrastate and two end-user gas pipelines with a collective length of 7.4 miles and (iii) two offshore lateral gas pipelines with a collective length of 8.6 miles (the "T33" and "T51" systems). Also acquired in the Midla Acquisition were two compressor stations with a total of 5,875 horsepower. These pipelines serve a number of large industrial markets and municipalities including Entergy Gulf States Inc., the local distribution company for Baton Rouge; Mississippi Valley Gas Company, the local distribution company for Natchez, Mississippi and several surrounding communities; International Paper Co.'s facility near Natchez, Louisana and Exxon Chemical America's complex near Baton Rogue, Louisana, the Crown Vantage Inc.'s St. Francisville plant in West Feliciana Parish, Louisana and the Farmland Industries Inc.'s plant in Grant Parish, Louisiana.

     Both the MIT Acquisition and Midla Acquisition complement the Company's existing operations in the Gulf Coast area, which include the Magnolia System, the Harmony System and numerous other gathering and transmission systems. The Company believes there are significant opportunities for increasing the utilization of the MIT and Midla Systems. Since these acquisitions, Midcoast has succeeded in increasing contracted firm transportation volumes on the MIT system by 28% for the winter 1998 season, through the completion of two successful open seasons, and has negotiated new long-term marketing, services to an industrial facility near Port Hudson, Louisiana, as well as, 20 Mmcf/day of natural gas transportation and 40 Mmcf/day of natural gas marketing services to a new cogeneration facility near Baton Rouge subject to the construction of additional pipelines facilities scheduled for completion in the fourth quarter of 1998.

THE RAYMOND SYSTEM. In March 1997, Midcoast acquired a controlling interest in the Raymond System in south-central Kansas from MAPCO Natural Gas Liquids, Inc. The system was acquired in exchange for the Cat Springs and Stratton Ridge systems that were previously owned by Midcoast. The Raymond system consists of a compressor station and approximately 120 miles of 2" to 6" pipeline located in McPherson, Rice, Barton and Stafford counties, in Kansas. The system gathers natural gas from 16 producers across 25 leases for delivery into MAPCO's Conway Fractionation Facility.

CONSTRUCTION

HARMONY SYSTEM. A $.6 million expansion of the Harmony Plant was completed in the fourth quarter of 1997. The expansion added five miles of 6" gathering pipeline that connects to four producing wells. As a result of the expansion, the incremental deliveries into the Harmony Plant have increased natural gas liquid ("NGL") sales and residue gas sales by approximately 11% and 5%, respectively.

MIT SYSTEM. The Company has filed an application with the Federal Energy Regulatory Commission ("FERC") for the approval of a $2.5 million expansion of the MIT System consisting of the construction of a 7.38 mile pipeline and related looping facility in Colbert County, Alabama. The pipeline construction is expected to be completed in the fourth quarter of 1998.

MIDLA SYSTEMS. The Company embarked on a $10.0 million high-pressure pipeline construction project in 1997 as a result of new marketing and transportation contracts to service Exxon Chemical America's cogeneration facility in Baton Rouge and Georgia Pacific's Port Hudson Paper Plant. The new pipeline is designed to accommodate other potential customers that have operations along the proposed construction route. The project is expected to be completed in the fourth quarter of 1998.

        The Company further intends to pursue new construction and acquisition opportunities in this core geographic area through the acquisition of additional transmission systems that interconnect to or otherwise provide synergies with the Midla or MIT Systems as well as the Company's other existing pipeline systems in the region. The Company intends to continue to pursue cost-saving measures while emphasizing its gas marketing efforts throughout this region. The Company plans to continue to evaluate investments in pipelines which involve not only natural gas, but also liquified petroleum gas, as well as both hydrocarbon and non-hydrocarbon gases. Management believes that more acquisition opportunities will become available as major pipeline companies divest of their existing systems due to regulatory considerations or need to spin-off smaller non-strategic systems acquired in connection with larger acquisitions. The Company believes it can capitalize on these opportunities due to the strategic locations of its pipelines and proximity to other companies' pipeline systems and in large part to the Company's experience and relationships with others in the pipeline industry.

OPERATIONS

     Substantially all of the Company's revenues are derived from transportation fees from pipeline systems owned by the Company, the processing and treating of natural gas and the marketing of natural gas. The Company's various operations involve the following activities:

     MAINLINE TRANSMISSION. The Company's transmission pipelines primarily receive and deliver natural gas to and from other pipelines, and secondarily involve some end-user or gathering functions. Transportation fees are received by the Company for transporting gas owned by other parties through the Company's pipeline systems. The Company has greatly expanded its transmission pipeline activities with the Magnolia, MIT and Midla Acquisitions in August 1995, May 1997 and October 1997, respectively. The Company seeks to further expand its activities in this area through the acquisition or construction of natural gas transmission pipelines in its core geographic areas of operation where operational synergies and market opportunities exist or in new geographic regions where there is increasing demand for gas by municipal and industrial users. The Company owns two interstate and three intrastate transmission pipelines.

     END-USER TRANSMISSION. The Company also contracts with industrial end-users, municipalities or electrical generating facilities to provide natural gas and natural gas transportation services to their facilities through interconnect gas pipelines constructed or acquired by the Company. These pipelines provide a supply of natural gas to new industrial facilities or to existing facilities as an alternative energy source. The Company intends to continue to pursue direct sales to these end-users who have more flexibility in recent years to negotiate their gas purchase and transportation contracts as a result of industry deregulation. Frequently, the Company is able to offer its end-user customers rates lower than the customer's current energy supplier. The Company's contracts with end-user customers typically provide for the payment of a transportation fee by the customer based on the volume of natural gas transported through the Company's pipeline. The Company strives to structure the terms and transportation fees for its end-user systems in such a way as to provide an acceptable rate of return regardless of any natural gas marketing revenues. The Company owns interests in 20 end-user pipelines.

     GATHERING. The Company's gathering systems typically consist of a network of small diameter pipelines which collect natural gas or crude oil from points near producing wells and transport it to larger pipelines for further transmission. Gathering systems may include meters, separators, dehydration facilities and other treating equipment owned by the Company or others. The Company derives revenues from gathering systems by transporting natural gas or crude oil owned by others through its pipelines for a transportation fee, by purchasing natural gas and utilizing its pipelines to transport the natural gas to a customer in another location where the natural gas is resold or, in certain instances, by purchasing natural gas and arranging for the delivery and resale of an equivalent quantity of natural gas to a customer not directly served by the Company's pipelines. Transactions with customers not directly served by the Company's pipelines are typically accomplished by entering into agreements whereby the Company exchanges natural gas in its pipelines for natural gas in the pipelines of other transmission companies. The Company intends to pursue the construction of additional gas gathering systems in or near its core geographic operating areas and where drilling activity is expected to provide opportunities for the expansion of gathering or processing facilities. The Company currently owns an interest in and operates 26 gathering systems.

     NATURAL GAS PROCESSING. The Company's natural gas processing revenues are realized from the extraction and sale of NGLs as well as the sale of the residual natural gas. Once extracted the NGLs are further fractionated in the Company's facilities into products such as ethane, propane, butanes, natural gasoline and condensate and then sold to various wholesalers along with raw sulphur from the Company's sulphur recovery plant. The Company, in most instances, enters into agreements with natural gas producers wherein the Company and the producer share in the revenue generated from the sale of the NGLs and natural gas extracted at the Company's facilities. The Company entered the natural gas processing business in October 1996 with its purchase of the Harmony System, in central Mississippi. The Company intends to pursue expansion of the Harmony System through the construction of additional interconnections with wells in the area.

     GAS MARKETING. Historically, the Company's gas marketing activities have been focused on the Company's systems with a strategic focus to provide quality and consistent service to its customers connected to the Company's pipeline network. As a result of the MIT and Midla Acquisitions, the Company has greatly expanded its natural gas marketing activities in the Alabama/Mississippi and Louisiana areas. The Company's marketing activities include providing natural gas supply and sales services to some of its end-user customers by purchasing the natural gas supply from other marketers or pipeline affiliates and reselling the natural gas to the end-user. The Company also purchases natural gas directly from well operators on many of the Company's gathering systems and resells the natural gas to other marketers or pipeline affiliates. Many of the contracts pertaining to the Company's gas marketing activities are month-to-month spot market transactions with numerous gas suppliers or producers in the industry. The Company also offers other gas services to the customers of its MIT and Midla Systems, such as management of capacity release, storage service and gas balancing. The Company intends to further enhance its increased natural gas marketing presence in its core geographic areas of operation through an aggressive marketing program focused on end-users' need for additional supplies.

     Typically, the Company purchases natural gas at a price determined by prevailing market conditions. Simultaneous with the purchase of natural gas by the Company, the Company generally resells natural gas at a higher price under a sales contract which is comparable in its terms to the purchase contract, including any price escalation provisions. In most instances, natural gas marketing is characterized by small margins since there are numerous companies of greatly varying size and financial capacity who compete with the Company in the marketing of natural gas. The profitability of the natural gas marketing operations of the Company depends in large part on the ability of the Company's management to assess and respond to changing market conditions in negotiating these natural gas purchase and sale agreements. As a consequence of the increase in competition in the industry and volatility of natural gas prices there has been a reluctance of end-users to enter into long-term purchase contracts. Moreover, consumers have shown an increased willingness to switch fuels between gas and alternate fuels in response to relative price fluctuations in the market. The inability of management to respond appropriately in changing market conditions could have a negative effect on the Company's profitability. Accordingly, historical operating income associated with this revenue stream has varied depending on market conditions. The Company's gas marketing activities which utilize third party transporters also exposes the Company to economic risk resulting from imbalances or nominated volume discrepancies which can result either in penalties having a negative impact on earnings or a transaction gain, depending on how and when imbalances are corrected. The Company believes the marketing of natural gas is an important complement to its transportation services.

MAJOR CUSTOMERS

     The Company's principal customers are industrial end-users, municipalities, resellers and producers of natural gas. The Company typically enters into one to five year transportation agreements which may also include provisions regarding guaranteed minimum volumes and price reductions after the customer meets certain transportation commitments. The Company also enters into marketing agreements with many of its customers related to gas supply and other services. For its FERC regulated entities, the Company enters into transportation contracts regarding firm and interruptible transportation using the tariff rates approved by FERC. In certain situations, the Company has offered discounts from its tariffs in response to specific market conditions.

     Key customers under these contracts, representing in excess of 10% of the Company's gross margin, on a pro forma basis include Champion and Entergy Gulf States, Inc. Gross margin represents transportation revenues earned in transmission contracts and the difference between the contract price of the gas purchased and the contract price of the gas sold. The agreement with Champion, which expires in 2004, provides for 28 Mmcf/day of firm transportation and a rate reduction of 41% in the event that Champion meets a minimum transportation volume, which is expected to occur in 2001 based on Champion's current usage. The agreements with Entergy Gulf States, Inc., expire in 2000 and 1998, for marketing and transportation services, respectively. The marketing agreement provides for volumes which range from 15,000 Mmbtu's to 110,000 Mmbtu's/day. The marketing agreement will renew on an annual period after the primary expiration. The transportation agreement provides for volumes which range from 25,000 Mmbtu's to 100,000 Mmbtu's/day. The agreement will renew on an annual period after the primary expiration.

COMPETITION

     The natural gas transportation, gathering, processing and marketing industries are highly competitive. In marketing natural gas, the Company has numerous competitors, including marketing affiliates of interstate pipelines, major integrated oil companies, and local and national natural gas gatherers, brokers and marketers of widely varying sizes, financial resources and experience. Many of these competitors, particularly those affiliated with major integrated oil and interstate and intrastate pipeline companies, have financial resources substantially greater than those available to the Company. Local utilities and distributors of natural gas are, in some cases, engaged directly, and through affiliates, in marketing activities that compete with the Company. Some of the Company's contracts are month-to-month arrangements and as such, these agreements are affected by existing competition in the natural gas markets at the time of sale as well as competition for the cost of natural gas supplies.

     The Company competes against other companies in the transmission, gathering and marketing businesses for supplies of natural gas and for sales customers. Competition for natural gas supplies is primarily based on efficiency, reliability, availability of transportation and the ability to offer a competitive price for natural gas.

Competition for customers is primarily based upon reliability and price of deliverable natural gas. For customers that have the capability of using alternative fuels, such as oil and coal, the Company also competes against companies capable of providing these alternative fuels at a competitive price.

NATURAL GAS SUPPLY

     The Company's transmission and end-user pipelines have connections with major interstate and intrastate pipelines which management believes have ample supplies of natural gas in excess of the volumes required for these systems. However, these purchase contracts may be affected by factors beyond both the Company's and the gas suppliers' control such as capacity constraints, temporary regional supply shortages, and, with regard to its gathering systems, other parties having control over the drilling of new wells, inability of wells to deliver gas at required pipeline quality and pressure, and depletion of reserves. The future performance of the Company will depend to a great extent on the throughput levels achieved by the Company with respect to its existing pipelines and the pipelines acquired or constructed by it in the future. In order to maintain the throughput on its gathering systems at current levels, the Company must access new natural gas supplies to offset the natural decline in reserves as such supplies are produced. In connection with the construction and acquisition of its gathering systems, evaluations were made of well and reservoir data furnished by producers to determine the availability of natural gas supply for the systems. Based on those evaluations, it is management's belief that there should be adequate natural gas supply for the Company to recoup its investment with an adequate rate of return. As such, management does not routinely obtain independent evaluation of reserves dedicated to its systems due to the cost of such evaluations. Accordingly, the Company does not have estimates of total reserves dedicated to its systems or the anticipated life of such producing reserves.

RATE AND REGULATORY MATTERS

     Various aspects of the transportation of natural gas are subject to or affected by extensive federal regulation under the Natural Gas Act ("NGA"), the Natural Gas Policy Act of 1978 ("NGPA"), the Natural Gas Wellhead Decontrol Act of 1989 ("Decontrol Act") and regulations promulgated by the FERC.

     Historically, interstate pipeline companies acted as wholesale merchants by purchasing natural gas from producers, transporting that natural gas from the fields to their markets, and reselling the natural gas to local distribution companies and large end-users. Prior to the enactment of the NGPA in 1978 and the Decontrol Act of 1989, all sales of natural gas for resale in interstate commerce, including sales by producers, were subject to the rates and service jurisdiction of the FERC under the NGA and NGPA. However, as a result of the NGPA and the Decontrol Act, all so-called "first sales" of natural gas were federally deregulated, thus allowing all types of non-pipeline and non-local distribution sellers to market their natural gas free from federal controls. Moreover, pursuant to Section 311 of the NGPA ("Section 311"), the FERC promulgated regulations by which wholly-intrastate natural gas pipeline companies could engage in interstate transactions without becoming subject to the FERC's full rates and service jurisdiction under the NGA. At the same time, however, the FERC has retained its traditional jurisdiction over the activities of interstate pipelines. Thus, under the NGA and NGPA, the transportation and resale of natural gas by interstate pipeline companies have been subject to extensive regulation, and the construction of new facilities, the extension of existing facilities, and the commencement and cessation of sales, resales or transportation services by pipeline companies generally have required prior FERC authorization.

     Commencing in 1985 with the promulgation of Order No. 436, the FERC adopted regulatory changes that have significantly altered the transportation, sale and marketing of natural gas. These changes were intended to foster competition in the natural gas industry by, among other things, transforming the role of the interstate pipeline companies from wholesale marketers of natural gas to primarily natural gas transporters, and mandating that interstate pipeline companies provide open and nondiscriminatory transportation services to all producers, distributors, marketers and other shippers that seek such services (so-called "open access" requirements). As an incentive to cause the interstate pipeline companies to revamp their services, the FERC also sought to expedite the certification process for new services, facilities, and operations of those pipeline companies providing "open access" services. Throughout the early years of this process, the FERC's actions in these areas were subject to extensive judicial review and generated significant industry comment and proposals for modification to existing regulations.

     In 1992, the FERC issued its most comprehensive restructuring ruling, Order 636, a complex regulation that has had a major impact on natural gas pipeline operations, services and rates. Among other things, Order 636 generally required each interstate pipeline company to "unbundle" its traditional wholesale services and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, and firm and interruptible transportation services) and to adopt a new rate making methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes natural gas sales as a merchant in the future, it will do so pursuant to a blanket sales certificate that puts those entities in direct competition with all other sellers pursuant to private contracts, however, pipeline companies were not required by Order 636 to remain merchants of natural gas, and several of the interstate pipeline companies have elected to become transporters only. The FERC required that each pipeline company develop the specific terms of service in individual pipeline restructuring proceedings by means of a compliance filing that set forth the pipeline company's new, detailed procedures. In subsequent orders, the FERC largely affirmed the significant features of Order 636 and denied requests for stay of the implementation of the new rules pending judicial review. In July 1996, the United States Court of Appeals for the District of Columbia Circuit (the "D.C. Circuit") largely upheld Order 636, but did remand certain aspects of Order 636 to the FERC for further explanation including, INTER ALIA, the right of first refusal mechanism and the eligibility of customers to receive no-notice transportation service. On February 27, 1997, the FERC issued Order No. 636-C, its order on remand from the D.C. Circuit. Order No. 636-C is currently pending on rehearing before the FERC. Orders approving the individual pipeline restructuring proceedings, however, are the subject of numerous appeals to the United States Court of Appeals. The outcome of such proceedings and the ultimate impact that they may have on the Company's business is uncertain. Furthermore, there can be no assurance that such regulations will be effective in meeting their goals of creating a level playing field for all natural gas buyers and sellers. FERC could issue new regulations which may subject some portion of the Company's unregulated business activity to FERC regulation, subject the MIT and Midla System to additional regulation or adversely affect the conduct of the Company's business.

     In late 1996 and early 1997, the FERC issued a series of orders incorporating certain business practice standards of interstate pipelines which was intended to establish a more efficient and integrated pipeline grid which will reduce the variations in pipeline business practices and allow customers to obtain and transport gas from all potential sources of supply more easily and efficiently. Certain aspects of these orders are currently pending on appeal before the D.C. Circuit.

     INTERSTATE PIPELINE REGULATION. The MIT and MLGC operations constitute the operations of a "natural gas company," as defined in the NGA. As such, they are subject to the jurisdiction of FERC. The interstate pipeline operations of MIT and MLGC are operated pursuant to certificates of public convenience and necessity and other authorization issued under the NGA and pursuant to the NGPA. FERC regulates the interstate transportation and certain sales of natural gas, including among other things, rates and charges allowed natural gas companies, extensions and abandonment of facilities and service, rates of depreciation and amortization and certain accounting methods utilized by MIT and MLGC.

     Pipeline rates for MIT and MLGC must be filed and approved by FERC, and such rates are typically submitted as cost-based in order to be deemed to be just and reasonable. FERC may suspend for up to five months the effectiveness of rate changes filed by the pipeline, and thereafter permit the changed rate to go into effect subject to refund. FERC may require the pipeline to refund, with interest, all or any portion of any increased amount that it finds not to be just and reasonable. FERC also may investigate, either on its own motion or pursuant to protests by third parties, the lawfulness of pipeline rates that are on file.

     On April 1, 1993, the MIT System increased its jurisdictional rates from rates that had been in effect since April 1990. This rate increase was agreed to in an uncontested settlement with the MIT System's customers which the FERC approved on December 30, 1993. That agreement was amended in September 1996 to eliminate the requirement that the MIT System file a new rate case in September 1996 or any year thereafter. As part of that agreement, the MIT System reduced its rates by 6% effective September 1, 1996.

     On June 28, 1996, the MLGC System proposed a decrease in its jurisdictional rates from rates that had been in effect since 1990. This rate decrease was agreed to in an uncontested settlement with MLGC's customers and was certified to the FERC by the presiding Administrative Law Judge on November 26, 1996. Accordingly, the FERC approved the settlement by letter order dated March 28, 1997.

     INTRASTATE PIPELINE REGULATION. The Company's intrastate pipeline operations, are generally not subject to regulation by the FERC, but are subject to regulation by various agencies of the states in which the Company operates. The Magnolia System is subject to the jurisdiction of the FERC with respect to the transportation rates under Section 311. Under Section 311, an intrastate pipeline can provide transportation service "on behalf of" any interstate pipeline or local distribution company without prior FERC authorization. Specifically, the FERC adopted a so-called transport or title standard requiring that for purposes of interstate transportation under Section 311, the on behalf of entity must either (1) have physical custody of or (2) hold title to the gas at some point during the transaction. Section 311 service must be provided without undue discrimination or preference and is subject to certain FERC filing and reporting requirements. The Champion and Monsanto Systems are regulated by the Alabama Public Service Commission ("APSC"). The rates for transportation to customers on these two systems are determined by negotiated contracts which are approved by the APSC. The Company's operations in Texas are subject to the Texas Gas Utility Regulatory Act, as implemented by the Texas Railroad Commission (the "TRC"). Generally, the TRC is vested with authority to ensure that rates charged for natural gas sales and transportation services are just and reasonable. The Company must also make filings with the TRC for all new and increased rates. The Company's intrastate systems in Louisiana are subject to the regulations of the Office of Conservation, Pipeline Division of the Department of Natural Resources ("Commission"). As in other states, this agency possesses authority to review and authorize transactions of those entities under its jurisdiction. This may include, but not be limited to, the construction, acquisition, abandonment, and interconnection of physical facilities and issues regarding transportation rates and contract pricing. The Company currently conducts no transportation for others through its Louisiana facilities and, therefore, remains regulated only on issues governing the construction or abandonment of physical facilities and contract pricing only to the extent that no claims of "unjust" treatment are received by the Commission. As in the case of potential federal regulatory changes, there can be no assurances that state regulatory measures will not adversely affect the Company's business and financial condition. In such events, the states' regulatory authorities could temporarily suspend or hinder operations in a particular state, depending on the authority's view of its jurisdiction.

     GATHERING OPERATIONS REGULATION. The NGA exempts gas gathering facilities from the direct jurisdiction of the FERC. The Company believes that its gathering facilities and operations meet the current tests that the FERC uses to grant nonjurisdictional gathering facility status. Some of the recent cases applying these tests in a manner favorable to the determination of the Company's nonjurisdictional status are, however, still subject to rehearing and appeal. In addition, the FERC's articulation and application of the tests used to distinguish between jurisdictional pipelines and nonjurisdictional gathering facilities have varied over time. While the Company believes the current definitions create nonjurisdictional status for the Company's gathering facilities, no assurance is available that such facilities will not, in the future, be classified as regulated transmission facilities and thus, the rates, terms, and conditions of the services rendered by those facilities would become subject to regulation by the FERC.

     No state in which the Company operates currently regulates gathering fees. Although the Company is not aware that any state in which it operates a natural gas gathering system is likely to begin regulation of the Company's natural gas gathering activities and fees, new or increased state regulation has been adopted or proposed in other natural gas producing states and there can be no assurance that such regulation will not be proposed or adopted in states where the Company conducts gathering activities or that the Company will not expand into or acquire operations in a state where such regulations could be imposed.

     ENVIRONMENTAL AND SAFETY MATTERS. The Company's activities in connection with the operation and construction of pipelines and other facilities for transporting, processing, treating, or storing natural gas and other products are subject to environmental and safety regulation by numerous federal, state and local authorities. This can include ongoing oversight regulation as well as requirements for construction or other permits and clearances which must be granted in connection with new projects or expansions. On the federal level, regulatory agencies can include the Environmental Protection Agency ("EPA"), the Occupational Safety and Health Administration, the U.S. Army Corp of Engineers, the U.S. Fish and Wildlife Service and others. State regulatory agencies or boards can include various air and water quality control boards, historical and cultural resources offices, fish and game services and others. Regulatory requirements can increase the cost of planning, designing, initial installation and operation of such facilities. Sanctions for violation of these requirements include a variety of civil and criminal enforcement measures including assessment of monetary penalties, assessment and remediation requirements and injunctions as to future compliance. The following is a discussion of certain environmental and safety concerns related to the Company. It is not intended to constitute a complete discussion of the various federal, state and local statutes, rules, regulations, or orders to which the Company's operations may be subject.

     In most instances, the regulatory requirements of, including, without limitation, those state agencies mentioned above and the EPA, relate to the release of substances into the environment and include measures to control water and air pollution. Moreover, the Company, without regard to fault, could incur liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or state counterparts, in connection with the disposal or other releases of hazardous substances, including those arising out of historical operations conducted by the Company's predecessors. Further, the recent trend in environmental legislation and regulations is toward stricter standards, and this will likely continue in the future.

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

     The Company will make expenditures in connection with environmental matters as part of its normal operations and capital expenditures and the possibility exists that stricter laws, regulations or enforcement policies could significantly increase the Company's compliance costs and the cost of any remediation which may become necessary. There is inherent risk of the incurrence of environmental costs and liabilities in the Company's business due to its handling of oil, gas and petroleum products, historical industry waste disposal practices and prior use of gas flow meters containing mercury. There can be no assurance that material environmental costs and liabilities will not be incurred by the Company. Management believes, based on its current knowledge, that the Company has obtained and is in current compliance with all necessary and material permits and that the Company is in substantial compliance with applicable material environmental and safety regulations. Further, the Company maintains insurance coverages that it believes are customary in the industry, although there can be no assurance that the Company's environmental impairment insurance will provide sufficient coverage in the event an environmental claim is made against the Company. An uninsured or underinsured claim of sufficient magnitude could have a material adverse effect on the Company's financial condition. The Company's operations are subject to the many hazards inherent in the natural gas transmission industry. These include damage to pipelines, related equipment and surrounding properties caused by hurricanes, floods, fires and other acts of God, inadvertent damage from construction and farm equipment, leakage of natural gas and other hydrocarbons, fires and explosions, and other hazards that could also result in personal injury and loss of life, pollution and suspension of operations. There is no assurance that any such insurance protection will be sufficient or effective under all circumstances or against all hazards to which the Company may be subject. The occurrence of a significant event not fully insured against could materially adversely affect the Company's operations and financial condition. No assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable. Should catastrophic conditions occur which interrupt delivery of gas for any reason, such occurrence could have a material impact on the profitability of the Company's operations. The Company is not aware of any existing environmental or safety claims that would have a material impact upon its financial position or results of operations. See "Insurance."

PIPELINE SYSTEMS

     The Company owns an interest in and operates 51 pipelines. Two interstate transmission pipelines, three intrastate transmission pipelines, twenty end-user pipelines and twenty-six gathering pipelines. The majority of these pipelines are situated strategically in the Company's core Gulf Coast operating area. Certain information concerning the Company's pipelines is summarized in the following table:

                                           DATE OF                                                     AVERAGE        DAILY
                                         ACQUISITION                                                    DAILY         VOLUME
                                          OR INITIAL                                      LENGTH      VOLUME(2)    CAPACITY(2)
         PIPELINE SYSTEM(1)               OPERATIONS                LOCATION             IN MILES    (Mmbtu/DAY)   (Mmbtu/DAY)
-------------------------------------  ----------------  ------------------------------  ---------    ----------   ------------
INTERSTATE TRANSMISSION:
  MIT................................  May 1997           Selmer, TN to Huntsville, AL      288.0        96,310       140,000
  MLGC...............................  Oct 1997           Monroe, LA to Baton Rouge, LA     386.2        98,630       190,000
INTRASTATE TRANSMISSION:
  Magnolia...........................  September 1995              Central AL               111.0        28,849       120,000
  Moores Bridge......................  May 1996                Tuscaloosa Co., AL             4.5             0         4,000
  MLGT...............................  Oct 1997                E. Baton Rouge, LA              .6        14,904        68,000
END-USER:
  Burnet.............................  December 1989             Burnet Co., TX               1.3           759         3,000
  Conway.............................  December 1989              Rice Co., KS                 --(3)      4,511        14,000
  Turkey Creek.......................  January 1991            Fort Bend Co., TX             15.6           974         5,000
  OC/Kansas..........................  June 1991               Wyandotte Co., KS              1.0         2,568         6,500
  Clemens Dome.......................  February 1992            Brazoria Co., TX               --(3)        252         3,000
  Augusta............................  July 1993                 Butler Co., KS               0.5           165         5,000
  Westlake...........................  November 1993          Calcasieu Parish, LA            1.3        13,895        50,000
  Quindaro...........................  November 1994           Wyandotte Co., KS              3.1           774        60,000
  OC/Albany..........................  December 1994             Albany Co., NY               0.5         1,334         3,000
  Guadalupe (4)......................  February 1996           Culberson Co., TX              6.1           345        10,000
  Roane Co (5).......................  August 1996               Roane Co., TN                2.1           496         5,000
  South Fulton (5)...................  September 1996            Obion Co., TN                0.6            50         1,200
  Salt Creek (4).....................  September 1996        Kent & Scurry Cos., TX          39.1         4,509        20,000
  Cuero..............................  October 1996              DeWitt Co., TX               5.4            87         2,000
  STEC...............................  October 1996             Victoria Co., TX              4.0           314        10,000
  Falfurrias.........................  January 1997              Brooks Co., TX                --(3)        260         8,000
  Monsanto...........................  May 1997                  Morgan Co., AL               1.0         3,713        20,000
  Champion...........................  May 1997           Lawrence & Colbert Cos., AL        38.0        20,224        50,000
  Crown Vantage......................  Oct 1997                West Feliciana, LA             2.5        18,958        32,800
  Farmlands..........................  Oct 1997                 Grant Parish, LA              4.3        22,530        62,000
GATHERING:
  Zmeskal............................  June 1994                Victoria Co., TX               --(3)        311         3,000
  Cook Inlet Gas (5).................  July 1994                 Cook Inlet, AK               2.7           334        15,000
  Cook Inlet Oil (5).................  July 1994                 Cook Inlet, AK               2.7        10,606(6)    120,000(6)
  Foss...............................  December 1994             Custer Co., OK               4.1           371         5,000
  Flores (7).........................  January 1996              Starr Co., TX                9.9         1,177         5,000
  Chapa (4)..........................  February 1996            Live Oak Co., TX             20.7         2,127        50,000
  Guerra (4).........................  February 1996         Webb & Duval Cos., TX            8.4         6,307        50,000
  Loma Novia (4).....................  February 1996       Duval & McMullen Cos., TX         15.2         9,048        25,000
  Detroit............................  May 1996                  Lamar Co., AL               16.5            49         3,000
  Fayette............................  May 1996                 Fayette Co., AL              62.8         1,015        10,000
  Greenwood Springs..................  May 1996                  Monroe Co., MS               7.9           141         5,000
  Happy Hill.........................  May 1996                 Fayette Co., AL               5.5            72         3,000
  Heidelberg-Koch....................  May 1996                  Jasper Co., MS               1.0           140         3,000
  Heidelberg-TGP.....................  May 1996                  Jasper Co., MS               3.5           718         2,500
  Millbrook..........................  May 1996                Wilkinson Co., MS              8.9           226         5,000
  Sizemore...........................  May 1996                  Lamar Co., AL                1.0            13         3,000
  Lake Rosemound.....................  September 1996          Wilkinson Co., MS             18.4         1,970        10,000
  Chaparral..........................  October 1996              Monroe Co., MS               9.6           359         3,000
  Harmony............................  October 1996                Central MS               155.4         5,069        20,000
  Minnie Bock........................  November 1996             Nueces Co., TX              14.0         2,283        10,000
  Minnie Bock East...................  November 1996             Nueces Co., TX               2.5           183         5,000
  Port...............................  November 1996             Nueces Co., TX               1.5         1,022         5,000
  Rowden.............................  November 1996             Duval Co., TX                1.0           117         3,000
  Raymond (8)........................  March 1997                  Central KS               120.0           661         5,000
  T-33...............................  October 1997               Offshore, LA                3.9        14,968        24,000
  T-51...............................  October 1997               Offshore, LA                4.7         6,259        72,000
                                                                                       ---------    ----------   ------------
      Totals.........................                                                     1,418.5(9)   400,957     1,357,000(9)
                                                                                       =========    ==========   ============

------------

(1) Unless otherwise indicated, all systems are 100% owned and operated by the Company.

(2) All volume and capacity information is approximate. Average daily volumes are based on total volumes transported during the twelve-month period ended December 31, 1997, except for the Raymond, MIT, Monsanto, Champion, MLGC, MLGT, Crown Vantage, Farmlands, T-33 and T-51 Systems that were acquired during 1997. For these systems the average daily volumes are based on total volumes transported from the date of acquisition or initial operation through December 31, 1997.

(3)  This system is less than a quarter-mile in length.

(4) This system is owned by Pan Grande Pipeline L.L.C. ("Pan Grande"), in which the Company owns a 50% interest, and is operated by the Company.

(5) These systems are owned and operated by third-parties and the Company receives throughput charges from these systems.

(6) Volume has been converted from barrels of oil to Mmbtu's of gas using one barrel of oil to six Mmbtu's.

(7) This system is owned by Starr County Gathering System, a Joint Venture ("Starr County")in which the Company owns a 60% interest, and is operated by the Company.

(8)  The Company owns approximately 66% of this system.

(9)  This total excludes inactive systems owned by the Company.

OIL AND GAS PROPERTIES

     The Company owns several non-operated working interests in producing and non-producing oil and gas properties. For the year ended December 31, 1997, revenues from the Company's oil and gas properties were less than 1% of its total revenues, and for the same period the Company's oil and gas properties represented less than 1% of its total assets. The Company owns working interests in 3,560 gross acres of oil and gas leases and 12 producing wells as well as other overriding royalty interests. Although it is not expected to become a major line of business for the Company, management expects that acquisition and ownership of non-operated oil and gas interests will remain a facet of the Company's business for the foreseeable future.

TITLE TO PROPERTIES

     The Company, as part of its pipeline construction process, must obtain certain right-of-way agreements from landowners whose property the proposed pipeline will cross. The terms and cost of these agreements can vary greatly due to a number of factors. In addition, as part of its acquisition process, the Company will typically evaluate the underlying right-of-way agreements for the particular pipeline to be acquired to determine that the pipeline owner has met all terms and conditions of the underlying right-of-way agreements and that the agreements are still in full force and effect.

     The Company typically relies upon outside service organizations to review the right-of-way agreements and to make suggestions to the seller as to any curative work required before closing. The Company typically does not receive a title opinion or title policy as to these right-of-way agreements due to the complexity of the records and expense. Occasionally, the Company may seek to initiate condemnation proceedings where permitted under state law to obtain a right-of-way necessary for pipeline construction projects. The Company believes that this process is consistent with standards in the pipeline industry and that it holds good title to its pipeline systems, subject only to defects which the Company believes are not material to the ownership of its properties or results of operations. Substantially all of the Company's pipeline systems are pledged to secure borrowings under the Company's credit facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity."

INSURANCE

     The Company's operations are subject to many hazards inherent in the natural gas transmission industry. The Company maintains insurance coverage for its operations and properties considered to be customary in the industry. There can be no assurance, though, that the Company's insurance coverage will be available or adequate for any particular risk or loss. Although, management believes that the Company's assets are adequately covered by insurance, a substantial uninsured loss could have a materially adverse impact on the Company and its financial position.

EMPLOYEES AND CONTRACT SERVICE ORGANIZATIONS

     The Company had 103 full-time employees on December 31, 1997. The Company has arrangements with other unaffiliated independent pipeline operating companies who service and operate the Company's extensive field operations and provide for emergency response measures. The Company is not party to any collective bargaining agreements. There have been no significant labor disputes in the past.

FORWARD LOOKING STATEMENTS

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure Regarding Forward Looking Statements" for a discussion of forward looking statements contained above and elsewhere in this Report.

ITEM 2. PROPERTIES.

     See "Item 1. Business" for a discussion of properties and locations.

ITEM 3. LEGAL PROCEEDINGS.

     On September 13, 1996, an involuntary petition for relief under Chapter 11 of the United States Bankruptcy Code was filed against Stewart Petroleum Company ("Stewart") in the United States Bankruptcy Court for the District of Alaska (the "Court") by certain working interest owners in the West McArthur River Unit ("WMRU") Production Facility, which was operated by Stewart. The Company receives a throughput fee for all oil and natural gas transported through the WMRU pipeline; however, payment of the Company's throughput fee was suspended by the Court, and only those claims deemed to be necessary to avoid immediate and irreparable harm to the Stewart estate were paid. Stewart consented to a order for relief in January 1997 and subsequently filed a Disclosure Statement and Plan for Reorganization, as amended (the "Stewart Plan"). In May 1997, the Court approved the sale to a third party of substantially all Stewart's assets, including the WMRU. The sale, which was completed in June 1997, was effective January 1, 1997. Subsequent to the sale, the Company negotiated an assumption agreement with the purchaser for the Company's throughput interest, wherein the purchaser paid the Company for all accrued but unpaid throughput fees subsequent to the effective date and agreed to pay the Company for all future throughput fees as they become due. An order approving the Stewart Plan was granted by the court on August 4, 1997 and pursuant to the Stewart Plan, the Company was paid in full for all throughput fees which were accrued prior to January 1, 1997.

     On February 28, 1998, Pan Grande, of which Midcoast owns a 50% interest, filed for an arbitration hearing with the American Arbitration Association pursuant to the provisions of a certain contract with regard to a contractual dispute with Lone Star Gas Company ("Lone Star"). The dispute concerns the relative obligation of the parties to purchase and sell natural gas. Subsequent to the arbitration filing by Pan Grande, Lone Star withheld $732,910 from payments it owes for gas delivered by Pan Grande to Lone Star. These funds were purportedly withheld for damages claimed by Lone Star as a result of the failure of Pan Grande to deliver natural gas to Lone Star on a separate occasion. It is Pan Grande's belief that Lone Star has no legal basis to withhold the funds and therefore no allowance for bad debt has been provided for in the financial statements.

     The Company is currently involved in certain other litigation. Management believes that all such litigation arose in the ordinary course of business and that costs of settlements or judgements arising from such suits will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters during the fourth quarter to a vote of security holders.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.

MARKET INFORMATION

     The Company's Common Stock began trading August 9, 1996 on the American Stock Exchange ("AMEX") under the symbol "MRS". The following table sets forth the high and low sales prices for the Company's Common Stock for the period from August 9, 1996 to December 31, 1997.

                                                             DIVIDENDS
                                HIGH(1)        LOW(1)     PAID PER SHARE
     1996                      ---------    ----------    --------------
     Third Quarter (partial).. $ 9 5/16     $  8 15/64          $.07
     Fourth Quarter..........    9 57/64       8 55/64          $.07

     1997
     First Quarter .......... $ 15 29/32    $  9  5/16          $.07

     Second Quarter..........   15 51/64      12 25/64          $.07
     Third Quarter...........   20  5/8       14 35/64          $.07
     Fourth Quarter..........   25 29/64      17 47/64          $.07

(1) All prices and dividends per share have been adjusted to reflect the 10% stock dividend declared on February 3, 1998 and paid on March 2, 1998 to shareholders of record on February 13, 1998.

     On March 11, 1998, the closing price for the Common Stock, as reported by the AMEX, was $21.25 per share. As of March 11, 1998, there were 326 holders of record of Common Stock. The Company believes that there are substantially more beneficial holders of Common Stock.

DIVIDEND POLICY

     The Company historically paid dividends on the 5% Preferred, which was redeemed in May 1996. Holders of shares of the Company's Common Stock are entitled to receive cash dividends out of Company funds legally available subject to the qualification that dividends need not be declared or paid by the Board of Directors ("Board") if to do so would be in violation of laws or of restrictions under contractual arrangements (including credit agreements) to which the Company is or may hereafter become a party. The Board declared the Company's initial Common Stock dividend of $.07 per share on August 16, 1996, which was paid on September 3, 1996, and the Company has declared and paid a $.07 per share cash dividend on its Common Stock in each successive quarter since that time. On February 3, 1998, the Board declared a 10% stock dividend to shareholders of record at the close of business on February 13, 1998. No fractional shares were issued and shareholders entitled to a fractional share received a cash payment equal to the market value of the fractional share at the close of the market on March 2, 1998, which was $22.50.

     It is the Company's policy to pay a quarterly dividend, however, the ability of the Company to pay regular quarterly dividends will depend on the earnings and financial condition, applicable to state law of the Company, and payment of future dividends may be restricted by the Company's financial condition and the Company's credit agreements. Therefore, there can be no assurances that future dividends will be paid. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity"

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth, for the periods and at the dates indicated, selected historical consolidated financial data for Midcoast. This financial data has been derived from and should be read in conjunction with the consolidated financial statements of Midcoast and notes thereto included in Part II, Item 8.

                                                             YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                               1993       1994         1995        1996      1997
                                             --------    --------    --------    -------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
  Operating revenues .....................   $ 17,757    $ 14,969    $ 15,622    $29,415   $112,744
  Operating income(1) ....................      1,273         349       2,569      2,573      7,291
  Interest expense .......................   $    178    $    189    $    339    $   413   $  1,067
  Income before income taxes and
    cumulative effect of a change in
    accounting principle .................        818         148       2,193      1,914      5,914
  Net income .............................        765          27       2,193      1,914      5,764
  Net income (loss) applicable to
    common shareholders ..................        706         (32)      2,134      1,891      5,764
PER SHARE DATA:
  Net income (loss) applicable to common
    shareholders
    Basic ................................   $   0.47    $   (.02)   $   1.35    $   .91   $   1.41
    Diluted ..............................   $   0.47    $   (.02)   $   1.35    $   .91   $   1.37
  Weighted average number of common shares
    outstanding
    Basic ................................      1,496       1,530       1,584      2,074      4,092
    Diluted ..............................      1,496       1,530       1,584      2,078      4,201
 Cash dividends declared per common share    $   --      $   --      $   --      $   .07   $    .29
OTHER DATA:

  Depreciation, depletion and

    amortization .........................   $    264    $    259    $    452    $   818   $  1,592
  General and administrative .............        889         849         785      1,223      3,455
  Cash flow from operating
    activities ...........................        815        (515)      2,361      2,564      3,857

BALANCE SHEET DATA:
  Working capital (deficit) ..............   $   (393)   $ (1,105)   $    (99)   $ 1,135   $  1,888
  Property, plant and equipment,
    net ..................................      2,780       4,994       8,206     16,965     97,552
  Total assets ...........................      6,439       7,272      11,089     27,303    128,038
  Long-term debt, net of current
    portion ..............................        670       1,781       3,961      4,015     28,923
  Redeemable  Preferred stock ............        200         200         200       --         --
  Shareholders' equity ...................      2,029       2,007       4,157     13,593     61,451

(1) Operating revenues less operating expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the historical financial condition and results of operations of Midcoast should be read in conjunction with "Selected Financial Data" contained in Part I, Item 6 and with the consolidated financial statements and related notes thereto contained in Part II, Item 8.

GENERAL

     Since its formation, the Company has grown significantly as a result of the construction and acquisition of new pipeline facilities. Since the first quarter of 1994, the Company acquired or constructed 44 pipelines for an aggregate acquisition cost of over $81 million. See "Pipeline Systems". The Company believes the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired and newly constructed pipeline systems. As the Company pursues its growth strategy in the future, its financial position and results of operations may fluctuate significantly from period to period.

     The Company's results of operations are determined primarily by the volumes of gas transported, purchased and sold through its pipeline systems or processed at its processing facility. Most of the Company's operating costs do not vary directly with volume on existing systems, thus, increases or decreases in transportation volumes on existing systems generally have a direct effect on net income. Also, the addition of new pipeline systems typically results in a larger percentage of revenues being added to operating income as fixed overhead components are allocated over more systems. The Company derives its revenues from three primary sources: (i) transportation fees from pipeline systems owned by the Company, (ii) the processing and treating of natural gas and (iii) the marketing of natural gas.

     Transportation fees are received by the Company for transporting gas owned by other parties through the Company's pipeline systems. Typically, the Company incurs very little incremental operating or administrative overhead cost to transport gas through its pipeline systems, thereby recognizing a substantial portion of incremental transportation revenues as operating income.

     The Company's natural gas processing revenues are realized from the extraction and sale of NGLs as well as the sale of the residual natural gas. Once extracted, the NGLs are further fractionated in the Company's facilities into products such as ethane, propane, butanes, natural gasoline and condensate, then sold to various wholesalers along with raw sulfur from the Company's sulfur recovery plant. Typically, the Company enters into agreements with natural gas producers wherein the Company and the producer share in the revenue generated from the sale of NGLs extracted at the Company's facilities. The Company's processing operations can be adversely affected by declines in NGL prices, declines in gas throughput or increases in shrinkage or fuel costs. The Company entered the processing business in October 1996 with its purchase of the Harmony System.

     The Company's gas marketing revenues are realized through the purchase and resale of natural gas to the Company's customers. Generally, gas marketing activities will generate higher revenues and correspondingly higher expenses than revenues and expenses associated with transportation activities, given the same volumes of gas. This relationship exists because, unlike revenues derived from transportation activities, gas marketing revenues and associated expenses include the full commodity price of the natural gas acquired. The operating income the Company recognizes from its gas marketing efforts is the difference between the price at which the gas was purchased and the price at which it was resold to the Company's customers. The Company's strategy is to focus its marketing activities on Company owned pipelines. The Company's marketing activities have historically varied greatly in response to market fluctuations.

     The Company has had quarter-to-quarter fluctuations in its financial results in the past due to the fact that the Company's natural gas sales and pipeline throughputs can be affected by changes in demand for natural gas primarily because of the weather. Although, historically, quarter-to-quarter fluctuations resulting from weather variations have not been significant, the acquisitions of the Magnolia System, the MIT System and the Midla Systems have increased the impact that weather conditions have on the Company's financial results. In particular, demand on the Magnolia System, MIT System and Midla Systems fluctuate due to weather variations because of the large municipal and other seasonal customers which are served by the respective systems. As a result, historically the winter months have generated more income than summer months on these systems. There can be no assurances that the Company's efforts to minimize such effects will have any impact on future quarter-to-quarter fluctuations due to changes in demand resulting from variations in weather conditions. Furthermore, future results could differ materially from historical results due to a number of factors including but not limited to interruption or cancellation of existing contracts, the impact of competitive products and services, pricing of and demand for such products and services and the presence of competitors with greater financial resources.

     The Company has also from time to time derived significant income by capitalizing on opportunities in the industry to sell its pipeline systems on favorable terms as the Company receives offers for such systems which are suited to another company's pipeline network. Although no substantial divestitures are currently under consideration, the Company will from time to time solicit bids for selected properties which are no longer suited to its business strategy.

RESULTS OF OPERATIONS

     As indicated in Note 3 - Pipeline Construction and Acquisition, in the Notes to the Consolidated Financial Statements, Midcoast has acquired or constructed numerous pipelines in the three year period ended December 31, 1997. These assets were acquired from numerous sellers, at different periods throughout the year and all were accounted for under the purchase method of accounting for business combinations and accordingly, the results of operations for such pipelines are included in the Company's financial statements only from the applicable date of the acquisition. As a consequence, the historical results of operations for the periods presented may not be comparable.

     The following tables present certain data for major operating units of Midcoast for the three years ended December 31, 1997. A discussion follows which explains significant factors that have affected Midcoast's operating results during these periods. Gross margin for each of the units is defined as the revenues of the unit less related direct costs and expenses of the unit. As previously discussed, the Company provides natural gas marketing services to its customers. For analysis purposes, the Company accounts for the marketing services by recording the marketing activity on the operating unit where it occurs. Therefore, the gross margin for each of the major operating units include a transportation and marketing component.

TRANSMISSION PIPELINES

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                    1995     1996       1997
                                                   ------   -------   -------
                                                      (IN THOUSANDS, EXCEPT
                                                     GROSS MARGIN PER Mmbtu)

OPERATING REVENUES:
  Transportation Fees ..........................   $  329   $   979   $ 3,512
  Marketing ....................................    2,482     6,586    61,275
                                                   ------   -------   -------
          TOTAL OPERATING REVENUES .............    2,811     7,565    64,787
                                                   ------   -------   -------

OPERATING EXPENSES:
  Cost of Natural Gas and Transportation Charges    2,453     6,468    57,332
  Operating Expenses ...........................      191       301     1,592
                                                   ------   -------   -------
          TOTAL OPERATING EXPENSES .............    2,644     6,769    58,924
                                                   ------   -------   -------
          GROSS MARGIN .........................   $  167   $   796   $ 5,863
                                                   ======   =======   =======
VOLUME (in Mmbtu)
  Transportation ...............................    2,583     9,914    30,752
  Marketing ....................................    1,638     2,759    22,454
                                                   ------   -------   -------
 TOTAL VOLUME ..................................    4,221    12,673    53,206
                                                   ------   -------   -------
GROSS MARGIN per Mmbtu .........................   $  .04   $   .06   $   .11
                                                   ------   -------   -------

        The Company's entrance into the regulated interstate pipeline business with the acquisition of the MIT System and the MLGC System significantly enhanced the gross margin generated from the transmission pipelines operating unit in 1997. The Company's capacity on its transmission pipelines increased from 139,000 Mmbtu/day to 522,000 Mmbtu/day in 1997 and capacity utilization rates increased from 20% in 1996 to 46% in 1997.

        As a result of the increased capacity utilization rates and additional transmission pipeline customers utilizing the marketing services of the Company, the gross margin generated by the transmission pipeline unit increased from $796,000 in 1996 to $5,863,000 in 1997. In addition, gross margin per Mmbtu increased 75% from $.06 to $.11 in 1997 due to the higher transportation rates received on the MIT System and the MLGC System, as well as, negotiating higher transportation rates from customers on the Magnolia System.

        The Company has succeeded in increasing contracted transportation volumes on both the MIT System and the MLGC System since completing the acquisitions. Through the completion of two successful open seasons, contracted demand on the MIT System has increased by 28% for the winter of 1998 which includes new long term transportation agreements with the cities of Huntsville and Decatur, Alabama. Construction of new pipeline facilities on the MIT System is planned to accommodate the incremental volumes generated by the new transportation contracts and is awaiting FERC approval. Contracted demand on the MLGC System has increased due to the execution of a new 20 Mmcf/day gas transportation contract to service a new cogeneration facility near Baton Rouge. Transportation services under the new contract will commence upon the completion of related construction of new facilities expected in the fourth quarter of 1998.

END-USER PIPELINES

                                                          FOR THE YEAR ENDED
                                                              DECEMBER 31,
                                                      --------------------------
                                                       1995     1996      1997
                                                      ------   -------   -------
                                                        (IN THOUSANDS, EXCEPT
                                                        GROSS MARGIN PER Mmbtu)

OPERATING REVENUES:
  End-User Transportation Fees ....................   $  845   $ 1,144   $ 2,487
  Marketing .......................................    7,211    13,367    33,862
                                                      ------   -------   -------
          TOTAL OPERATING REVENUES ................    8,056    14,511    36,349
                                                      ------   -------   -------
OPERATING EXPENSES:
  Cost of Natural Gas and Transportation Charges ..    7,040    13,011    32,673
  Operating Expenses ..............................       79       106       208
                                                      ------   -------   -------
          TOTAL OPERATING EXPENSES ................    7,119    13,117    32,881
                                                      ------   -------   -------
          GROSS MARGIN ............................   $  937   $ 1,394   $ 3,468
                                                      ======   =======   =======
VOLUME (in Mmbtu)
  Transportation ..................................    4,922     6,682    12,415
  Marketing .......................................    4,328     5,822    11,867
                                                      ------   -------   -------
 TOTAL VOLUME .....................................    9,250    12,504    24,282
                                                      ------   -------   -------
GROSS MARGIN per Mmbtu ............................   $  .10   $   .11   $   .14

        The Company's gross margin for the end-user pipelines operating unit increased 149% from $1,394,000 in 1996 to $3,468,000 in 1997. The results of operations of the TRIGAS subsidiary acquired in the MIT Acquisition accounted for 75% of the increase. In addition, 1997 included a full year of operations for several end-user pipeline acquisitions made during 1996. Capacity on the Company's end-user pipelines increased through acquisitions to 370,500 Mmbtu/day but only experienced a utilization rate of 26% in 1997. The excess capacity would allow Midcoast to service any incremental needs of its end-user customers with little or no additional costs.

        Since Midcoast's ownership of MLGT, new contracts have been executed to provide 25 Mmcf/day of new marketing services beginning January 1, 1998 to an industrial facility near Port Hudson, Louisiana, and an additional 40 Mmcf/day of natural gas marketing services to a new cogeneration facility near Baton Rouge by the end of 1998. The Company is currently constructing a new high pressure end-user pipeline system to service the new contracts. The new pipeline will allow the Company to compete for potential new customers along the industrial corridor of the Mississippi River requiring natural gas at pressures previously not available through the Midla Systems.

GATHERING PIPELINES AND NATURAL GAS PROCESSING

FOR THE YEAR ENDED DECEMBER 31,

                                                       1995     1996      1997
                                                      ------   -------   -------
                                                         (IN THOUSANDS, EXCEPT
                                                        GROSS MARGIN PER Mmbtu)
OPERATING REVENUES:
  Gathering Transportation Fees ...................   $  463   $   825   $   693
  Processing Revenue ..............................     --       2,460     4,956
  Marketing .......................................      140     3,595     5,597
                                                      ------   -------   -------
          TOTAL OPERATING REVENUES ................      603     6,880    11,246
                                                      ------   -------   -------
OPERATING EXPENSES:
  Processing Costs ................................     --     $ 1,443   $ 3,566
  Cost of Natural Gas and Transportation Charges ..      117     3,057     4,548
  Operating Expenses ..............................       16       227       415
                                                      ------   -------   -------
          TOTAL OPERATING EXPENSES ................   $  133   $ 4,727   $ 8,529
                                                      ------   -------   -------
          GROSS MARGIN ............................   $  470   $ 2,153   $ 2,717
                                                      ======   =======   =======
VOLUME (in Mmbtu)
  Gathering .......................................    5,570    15,635    13,603
  Processing ......................................     --         799     1,850
  Marketing .......................................      108       972     2,170
                                                      ------   -------   -------
 TOTAL VOLUME .....................................    5,678    17,406    17,623
                                                      ------   -------   -------
GROSS MARGIN per Mmbtu ............................   $  .08   $   .12   $   .15

        The gathering pipelines and natural gas processing operating unit reflected mixed results in 1997 as compared to 1996. The gross margin for the operating unit as a whole increased to $2,717,000 in 1997 from $2,153,000 in 1996. Gathering transportation fees decreased by $133,000 due principally to throughput declines on the Company's pipeline investment in Alaska. This decrease was more than offset by increased margins created from marketing transactions on gathering pipelines acquired in the fourth quarter of 1996.

        The volumes and gross margin related to the Company's processing plant increased in 1997 as a result of having a full year of operations. However, the processing margins on a per unit basis were negatively impacted by lower commodity prices in 1997 as compared to 1996. The Company's share of proceeds from the sale of NGLs and the residue natural gas declines as the price of the commodity declines. However, a $600,000 expansion of the Harmony Plant's gathering pipeline in the fourth quarter of 1997 connected four new wells and increased NGL sales and residue gas sales by approximately 11% and 5%, respectively. The future profitability of the Harmony Plant will be affected by changes in commodity pricing of NGLs and natural gas, production curtailments, shut-in wells and also the natural declines in the deliverability of the reservoirs connected and dedicated to Midcoast's processing plant.

OTHER INCOME, COSTS AND EXPENSES

        In 1997, the Company received revenues of $362,000 from its oil and gas properties as compared to $248,000 over the same period in 1996. The increase is primarily associated with a successful drilling program in the Company's Sun Field properties. In addition, certain of Midcoast's oil and gas properties have been approved for changes in well spacing and tertiary recovery by depressurization. The Company believes these factors may contribute to increased volumes and revenues for its oil and gas properties.

        In 1997, the Company's depreciation, depletion and amortization increased when compared to 1996 primarily due to increased depreciation on assets acquired in the MIT and Midla Acquisitions. Collectively, these new acquisitions accounted for 70% of the increase of $775,000.

        In 1997, the Company's general and administrative expenses increased when compared to 1996 primarily due to increased costs associated with the management of the assets acquired in the MIT and Midla Acquisitions. Collectively, these new acquisitions accounted for 94% of the increase of $2,233,000. In addition, the increase can be attributed to the Company's expansion of its infrastructure to allow for continued growth.

        In 1997, the Company's interest expense increased 159% when compared to the year ended 1996, from $413,000 to $1,067,000. The increase is associated with additional borrowings of approximately $37.0 million, which were outstanding for one month and used to bridge finance the MIT Acquisition and the addition of approximately $21.8 million in debt, that was outstanding for November and December and used to finance the Midla Acquisition.

        The Company recognized annual operating income and net income in 1997 of $7.3 million and $5.8 million, respectively, as compared to $2.6 million in operating income and $1.9 million in net income for the year ended 1996. Basic earnings per share ("EPS") increased 55% from $0.91 in 1996 to $1.41 in 1997. The Company achieved the increased EPS despite the dilutive effects of issuing additional shares in the August 1996 and July 1997 common stock offerings. The significant improvement in EPS is primarily attributable to the positive impact of accretive acquisitions consummated during 1997.

INCOME TAXES

        As of December 31, 1997, the Company had net operating loss ("NOL") carryforwards of approximately $17.0 million, subject to revision based on Republics final tax returns, expiring in various amounts from 1998 through 2012. These NOLs were generated by the Company's predecessor and Republic. The ability of the Company to utilize the carryforwards is dependent upon the Company generating sufficient taxable income and will be affected by annual limitations (currently estimated at approximately $4.9 million)on the use of such carryforwards due to a change in Shareholder control under the Internal Revenue Code triggered by the Company's July 1997 Common stock offering and the change of ownership created by the acquisition of Republic. The Company believes, however, that the limitation will not materially impact the Company's ability to utilize the NOL carryforwards prior to their expiration. Depending on profitability, the limitation could result in the Company's income tax expense to increase as compared to previous years where no such limitation existed.

CAPITAL RESOURCES AND LIQUIDITY

        The Company had historically funded its capital requirements through cash flow from operations and borrowings from affiliates and various commercial lenders. However, the capital resources of the Company were significantly improved with the equity infusion derived from its initial and secondary Common Stock offerings in August 1996 and July 1997, respectively.

        The net proceeds of the Company's combined stock offerings contributed approximately $42.1 million and significantly improved the Company's financial flexibility. This increased flexibility has allowed the Company to pursue acquisition and expansion opportunities utilizing lower cost conventional bank debt financing. The proceeds from the secondary offering were used to reduce outstanding bank debt and effectively lowered the Company's long-term debt to total capitalization ratio to 32% at December 31, 1997.

        Based on a re-evaluation of the cash flows generated from the MIT Acquisition and other Midcoast assets, and the completion of the Company's Midla Acquisition, the Company has increased its borrowing availability under its bank financing agreements with Bank One Texas, N.A. ("Bank One"). On October 31, 1997, amendments to the credit agreements were entered into which increased the Company's borrowing availability from $46.5 million to $80.0 million, eliminated principal reduction requirements, lowered the interest rate on borrowings, and extended the maturity of the facility one year to August 22, 2000.

        Bank One has committed to lending, in the aggregate, up to $60.0 million of the $80.0 million in borrowing availability. If required, the additional $20.0 million may be accessed with the inclusion of another bank lender in a bank syndication. The amended Credit Agreements provide borrowing availability as follows: (i) a $15.0 million LC Line of Credit Facility, of which $3.0 million can be used for working capital needs and $12.0 million is available for issuance of letters of credit, (ii) a $60.0 million Revolver which expires in August 2000 and (iii) a $5.0 million MIT Revolver expiring August 2000 (collectively the "Credit Agreements".)

        When borrowings under the amended Credit Agreements are less than 50% of the $80.0 million borrowing base, at the Company's option, interest will accrue at LIBOR plus 1.5% or the Bank One base rate. When borrowings are greater than 50% of available credit, an additional .25% will be added to the above rates. These rates reflect a 1% reduction in the LIBOR option and a .25% reduction in the Bank One base rate option effective September 2, 1997. In addition, the Company is subject to a non-recurring 1% facility fee as funds are borrowed, as well as a .375% commitment fee payable quarterly on the unused portion of borrowing availability. The Credit Agreement is secured by all accounts receivable, contracts, the pledge of the stock of MIT, MLGC and Magnolia Pipeline Corporation and a first lien security interest in the Company's pipeline systems.

        The borrowing availability under each line is subject to revision, on a monthly basis for the LC Line of Credit Facility and a semi-annual basis for the Revolver's, based on the performance of the Company's existing assets and any asset dispositions or additions from new construction or acquisitions. The Credit Agreements contains a number of customary covenants that require the Company to maintain certain financial ratios, and limit the Company's ability to incur additional indebtedness, transfer or sell assets, create liens, or enter into a merger or consolidation. Midcoast was in compliance with such financial covenants, as amended, at December 31, 1997.

     The only outstanding long-term indebtedness other than the indebtedness under the Credit Agreements, are the notes payable to banks associated with the acquisition of a gas gathering pipeline by Starr County (the "Starr County Note") and the acquisition of six pipelines by Pan Grande (the "Pan Grande Note"). The Pan Grande Note was entered into by Pan Grande in March 1996 to finance the acquisition of the Guadalupe, Chapa, Guerra and Loma Novia pipeline systems. The Pan Grande Note is secured by each respective system and all associated transportation revenues with guarantees by each member of Pan Grande proportionate to their ownership interest. The Pan Grande Note bears interest at the prime rate plus 1% (9.5% at December 31, 1997). Upon maturity, accelerated to May 2000 due to prepayments on the note, the balance of principal plus accrued interest then outstanding is payable in full. The Starr County Note was entered into by Starr County in January 1996 to finance the acquisition of the Flores gathering system. The Starr County Note is secured by the Flores System and all transportation revenues pertaining to the system, with guarantees by each partner of Starr County, proportionate to their ownership interest. Accordingly, the Company has guaranteed 60% of the loan value. The Starr County Note bears interest at the prime rate plus 1% (9.5% at December 31, 1997). Upon maturity, accelerated to August 1998 due to prepayments on the note, the balance of principal plus accrued interest then remaining outstanding is payable in full.

        For the year ended December 31, 1997, the Company generated cash flow from operating activities of approximately $7.6 million before changes in working capital accounts and had approximately $50.6 million available to the Company under its Credit Agreements. At December 31, 1997, the Company had committed to making approximately $12.5 million in capital expenditures in 1998
- see "Construction". The Company believes that its existing Credit Agreement and funds provided by operations will be sufficient for it to meet its operating cash needs for the foreseeable future, and its projected capital expenditures of approximately $12.5 million. If funds under the Credit Agreement are not available to fund acquisition and construction projects the Company would seek to obtain such financing for the sale of equity securities or other debt financing. There can be no assurances that any such financing will be available on terms acceptable to the Company. Should sufficient capital not be available, the Company will not be able to implement its acquisition strategy.

RISK MANAGEMENT

        According to guidelines provided by the Board, the Company enters into exchange-traded commodity futures, options and swap contracts to reduce the exposure to market fluctuations in price and transportation costs of energy commodities and is not to engage in speculative trading. Approvals are required from senior management prior to the execution of any financial derivative. The financial derivatives have pricing terms indexed to both the New York Mercantile Exchange and the Kansas City Board of Trade. The Company's market exposures arise from inventory balances and fixed price purchase and sale commitments. The Company uses the exchange-traded commodities to manage and hedge price risk related to these market exposures.

        Gas futures involve the buying and selling of natural gas at a fixed price. Over-the-counter swap agreements require the Company to receive or make payments based on the difference between a specified price and the actual price of natural gas. The Company uses futures and swaps to manage margins on offsetting fixed-price purchase or sales commitments for physical quantities of natural gas. Options held to hedge risk provide the right, but not the obligation, to buy or sell energy commodities at a fixed price. The Company utilizes options to manage margins and to limit overall price risk exposure. (See Note 13 - Risk Management, in the Notes to the Consolidated Financial Statements).

RECENT ACCOUNTING PRONOUNCEMENTS

     The FASB issued SFAS No. 123, "Accounting for Stock Based Compensation," effective for fiscal years beginning after December 15, 1995. This statement allows companies to choose to adopt the statement's new rules for accounting for employee stock based compensation plans. For those companies who choose not to adopt the new rules, the statement requires disclosures as to what earnings per share would have been if the new rules had been adopted. Management has adopted the disclosure requirements of this statement in 1997 (See Note 12 - Stock Option Plans, in the Notes to the Consolidated Financial Statements).

     The FASB also issued SFAS No. 128, entitled "Earnings Per Share", during February 1997. The new statement, which is effective for financial statements issued after December 31, 1997, including interim periods, establishes standards for computing and presenting earnings per share. The new statement requires retroactive restatement of all prior-period earnings per share data presented. The new statement has been adopted by the Company, as a result current earnings and all prior earnings have been retroactively restated.

        The FASB also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

        SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

YEAR 2000

        In 1998, the Company will commence a year 2000 data conversion project. Project completion is planned for third quarter 1998. The Company has determined that it will replace certain systems, whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations. There were no expenses incurred in 1997.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

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

ITEM 8. FINANCIAL STATEMENTS

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                            PAGE
                                                                            ----
Independent Auditors Report ...............................................   25
Consolidated Balance Sheets ...............................................   26
Consolidated Statements of Operations .....................................   27
Consolidated Statements of Shareholders' Equity ...........................   28
Consolidated Statements of Cash Flows .....................................   29
Notes to Consolidated Financial Statements ................................   30

                         INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Midcoast Energy Resources, Inc.
Houston, Texas

     We have audited the accompanying consolidated balance sheets of Midcoast Energy Resources, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midcoast Energy Resources, Inc., and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.

HEIN + ASSOCIATES LLP

Houston, Texas
February 27, 1998

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                               December 31,     December 31,
                                                                                   1996            1997
                                                                               -------------    -------------
                             ASSETS
CURRENT ASSETS:

  Cash and cash equivalents ................................................   $   1,167,825    $     307,652
  Accounts receivable, no allowance for doubtful accounts ..................       8,891,808       27,523,904
  Materials and supplies, at average cost ..................................            --          1,225,490
                                                                               -------------    -------------
        Total current assets ...............................................      10,059,633       29,057,046
                                                                               -------------    -------------
PROPERTY, PLANT AND EQUIPMENT, at cost:

  Natural gas transmission facilities ......................................      11,939,173       90,858,552
  Investment in transmission facilities ....................................       1,302,303        1,341,506
  Natural gas processing facilities ........................................       3,735,262        4,625,862
  Oil and gas properties, using the full-cost method of accounting..........       1,274,436        1,343,765
  Other property and equipment .............................................         264,842        2,411,361
                                                                               -------------    -------------
                                                                                  18,516,016      100,581,046
ACCUMULATED DEPRECIATION, DEPLETION
  AND AMORTIZATION .........................................................      (1,550,670)      (3,029,031)
                                                                               -------------    -------------
                                                                                  16,965,346       97,552,015
OTHER ASSETS, net of amortization ..........................................         278,235        1,429,260
                                                                               -------------    -------------
        Total assets .......................................................   $  27,303,214    $ 128,038,321
                                                                               =============    =============
           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities .................................   $   8,464,395    $  25,779,227
  Other current liabilities ................................................          83,000          491,205
  Short-term borrowing from bank ...........................................         180,000          700,000
  Current portion of long-term debt payable to banks .......................         196,831          198,857
                                                                               -------------    -------------
        Total current liabilities ..........................................       8,924,226       27,169,289
                                                                               -------------    -------------
LONG-TERM DEBT PAYABLE TO BANKS ............................................       4,015,146       28,923,239

OTHER LIABILITIES ..........................................................         152,167          189,348

DEFERRED INCOME TAXES ......................................................            --          9,612,987

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES .............................         618,591          692,354

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 10 million shares authorized, 2,499,999 and
     5,681,330 shares issued and outstanding at
     December 31, 1996 and December 31, 1997, respectively .................          25,000           56,813
  Paid-in capital ..........................................................      26,941,660       80,694,489
  Accumulated deficit ......................................................     (13,283,876)     (19,282,598)
  Unearned compensation ....................................................         (89,700)         (17,600)
                                                                               -------------    -------------
        Total shareholders' equity .........................................      13,593,084       61,451,104
                                                                               -------------    -------------
        Total liabilities and  shareholders' equity ........................   $  27,303,214    $ 128,038,321
                                                                               =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  FOR THE YEAR ENDED
                                                     --------------------------------------------
                                                     December 31,   December 31,     December 31,
                                                         1995           1996              1997
                                                    ------------    ------------    -------------
OPERATING REVENUES:
  Sale of natural gas ...........................   $  9,832,769    $ 23,547,722    $ 100,733,681
  Transportation fees ...........................      1,636,625       2,948,253        6,692,560
  Natural gas processing revenue ................           --         2,459,683        4,955,874
  Sale of pipelines .............................      4,092,850         211,888             --
  Oil and gas revenues ..........................         60,046         247,787          361,915
                                                    ------------    ------------    -------------
          Total operating revenues ..............     15,622,290      29,415,333      112,744,030
                                                    ------------    ------------    -------------
OPERATING EXPENSES:
  Cost of natural gas and  transportation charges      9,895,793      23,169,573       96,767,971
  Natural gas processing cost ...................           --         1,442,681        3,565,904
  Cost of pipelines sold ........................      1,909,624         131,055             --
  Production of oil and gas .....................         11,544          58,472           71,052
  Depreciation, depletion and  amortization .....        451,551         817,807        1,592,362
  General and administrative ....................        784,653       1,222,531        3,455,415
                                                    ------------    ------------    -------------
          Total operating expenses ..............     13,053,165      26,842,119      105,452,704
                                                    ------------    ------------    -------------
          Operating income ......................      2,569,125       2,573,214        7,291,326

NON-OPERATING ITEMS:
  Interest expense ..............................       (339,324)       (412,629)      (1,066,738)
  Minority interest in consolidated subsidiaries            --          (197,731)        (222,123)
  Other income (expense), net ...................        (36,400)        (48,765)         (88,014)
                                                    ------------    ------------    -------------
          Total non-operating items .............       (375,724)       (659,125)      (1,376,875)
                                                    ------------    ------------    -------------
INCOME BEFORE INCOME TAXES ......................      2,193,401       1,914,089        5,914,451

PROVISION FOR INCOME TAXES ......................           --              --           (150,000)
                                                    ------------    ------------    -------------
          Net income ............................      2,193,401       1,914,089        5,764,451

5% CUMULATIVE PREFERRED STOCK DIVIDENDS .........        (59,183)        (22,863)            --
                                                    ------------    ------------    -------------
NET INCOME TO COMMON SHAREHOLDERS ...............   $  2,134,218    $  1,891,226    $   5,764,451
                                                    ============    ============    =============
EARNINGS PER COMMON SHARE
          Basic .................................   $       1.35    $        .91    $        1.41
                                                    ============    ============    =============
          Diluted ...............................   $       1.35    $        .91    $        1.37
                                                    ============    ============    =============
WEIGHTED AVERAGE NUMBER OF
   COMMON  SHARES  OUTSTANDING
          Basic .................................      1,583,567       2,074,155        4,092,135
                                                    ============    ============    =============
          Diluted ...............................      1,583,567       2,078,119        4,201,165
                                                    ============    ============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                         5%
                                                     CUMULATIVE                                                           TOTAL
                                                     PREFERRED    COMMON      PAID-IN     ACCUMULATED      UNEARNED    SHAREHOLDERS'
                                                       STOCK       STOCK      CAPITAL       DEFICIT      COMPENSATION     EQUITY
                                                     ---------    -------   -----------   ------------    ---------    ------------
BALANCE, December 31, 1994 .......................   $ 200,000    $14,023   $18,740,252   $(16,909,320)   $ (38,400)   $  2,006,555

Shares issued or vested under various
  stock-based compensation arrangements ..........        --          634        84,429           --        (68,400)         16,663
Net income .......................................        --         --            --        2,193,401         --         2,193,401
5% cumulative preferred stock dividends ..........        --         --            --          (59,183)        --           (59,183)
                                                     ---------    -------   -----------   ------------    ---------    ------------
BALANCE, December 31, 1995 .......................   $ 200,000    $14,657   $18,824,681   $(14,775,102)   $(106,800)   $  4,157,436

Shares issued in conjunction with a
  financing agreement with an affiliate ..........        --           45         5,955           --           --             6,000
Shares issued or vested under various
  stock-based compensation arrangements ..........        --          298        38,401           --         17,100          55,799
Redemption of 200,000 shares of 5%
  cumulative preferred stock .....................    (200,000)      --          81,634           --           --          (118,366)
Sale of 1,000,000 shares of common stock .........        --       10,000     7,990,989           --           --         8,000,989
Net income .......................................        --         --            --        1,914,089         --         1,914,089
5% cumulative preferred stock dividends ..........        --         --            --          (22,863)        --           (22,863)
Common stock dividends,
  $.07 per share .................................        --         --            --         (400,000)        --          (400,000)
                                                     ---------    -------   -----------   ------------    ---------    ------------
BALANCE, December 31, 1996 .......................   $    --      $25,000   $26,941,660   $(13,283,876)   $ (89,700)   $ 13,593,084

Shares vested under various stock-based
  compensation arrangements ......................        --         --            --             --         72,100          72,100
Sale of 2,315,000 shares of common stock .........        --       23,150    34,029,669           --           --        34,052,819
Common stock and warrants issued in conjunction
  with the Midla Acquisition (Note 3).............        --        3,500     9,167,375           --           --         9,170,875
10% stock dividend (516,330 shares)(Note 7) ......        --        5,163    10,555,785    (10,564,773)        --            (3,825)
Net income .......................................        --         --            --        5,764,451         --         5,764,451
Common stock dividends,
  $.29 per share .................................        --         --            --       (1,198,400)        --        (1,198,400)
                                                     ---------    -------   -----------   ------------    ---------    ------------
BALANCE, December 31, 1997 .......................   $    --      $56,813   $80,694,489   $(19,282,598)   $ (17,600)   $ 61,451,104
                                                     =========    =======   ===========   ============    =========    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FOR THE YEAR  ENDED
                                                            -----------------------------------------
                                                            December 31,   December 31,   December 31,
                                                                1995           1996          1997
                                                            -----------    ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income applicable to common shareholders ..........$    2,134,218 $    1,891,226      $5,764,451
  Adjustments to arrive at net cash provided by
    operating activities-
    Depreciation, depletion and amortization ............       451,551        817,807       1,592,362
    Gain on sale of operating pipeline ..................          --          (80,833)           --
    Recognition of deferred income ......................       (83,000)       (83,000)        (83,000)
    Minority interest in consolidated subsidiaries ......          --          197,731         222,123
    Other ...............................................       (27,205)         8,486          69,378
  Changes in working capital accounts-
    Increase in accounts receivable .....................      (321,155)    (6,574,566)    (12,021,959)
    Increase in other current assets ....................          --             --          (933,394)
    Increase in accounts payable and accrued liabilities.       206,455      6,387,125       9,246,770
                                                            -----------    ------------    ----------
          Net cash provided by operating activities .....     2,360,864      2,563,976       3,856,731
                                                            -----------    ------------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions ..........................................    (3,455,589)    (8,362,519)    (60,778,474)
  Capital expenditures ..................................      (429,693)    (1,028,447)     (1,410,129)
  Sale of operating pipelines ...........................          --          211,888            --
  Other .................................................       (18,644)       337,185        (308,400)
                                                            -----------    ------------    ----------
          Net cash used by investing activities .........    (3,903,926)    (8,841,893)    (62,497,003)
                                                            -----------    ------------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank debt borrowings ..................................     5,857,505      9,288,000      65,320,742
  Bank debt repayments ..................................    (5,011,023)    (8,388,968)    (39,890,623)
  Net proceeds from equity offering .....................          --        8,113,058      34,052,819
  Proceeds from notes payable to shareholders
   and affiliates .......................................     3,906,272        100,000            --
  Repayments on notes payable to shareholders
   and affiliates .......................................    (3,147,450)    (1,133,822)            -
  Financing costs .......................................       (22,011)      (120,312)       (504,439)
  Redemption of 5% cumulative preferred stock ...........          --         (118,366)           --
  Dividends on common stock .............................          --         (400,000)     (1,198,400)
                                                            -----------    ------------    ----------
          Net cash provided  by financing activities ....     1,583,293      7,339,590      57,780,099
                                                            -----------    ------------    ----------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS ...................................        40,231      1,061,673        (860,173)
                                                            -----------    ------------    ----------
CASH AND CASH EQUIVALENTS, beginning of year ............        65,921        106,152       1,167,825
                                                            -----------    ------------    ----------
CASH AND CASH EQUIVALENTS, end of year ..................   $   106,152    $ 1,167,825     $   307,652
                                                            ===========    ============    ==========
CASH PAID FOR INTEREST ..................................   $   323,376    $   410,897     $   705,631
                                                            ===========    ============    ==========
CASH PAID FOR INCOME TAXES ..............................   $      --      $    40,000     $   241,357
                                                            ===========    ============    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BACKGROUND AND INFORMATION:

    Midcoast Energy Resources, Inc. ("Midcoast" or "the Company") was formed on May 11,1992, as a Nevada corporation and, in September 1992, became the successor to Nugget Oil Corporation. The merger was accounted for as a pooling of interests.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiaries and those subsidiaries in which the Company owns a controlling interest or is in a control position. As of December 31, 1997, the Company's wholly-owned subsidiaries include Magnolia Pipeline Corporation ("Magnolia), Magnolia Resources, Inc., Magnolia Gathering, Inc., H&W Pipeline Corporation, Midcoast Holdings No. One, Inc., Midcoast Marketing, Inc. ("MMI"), Midcoast Gas Pipeline, Inc., Nugget Drilling Corporation, Midcoast Interstate Transmission Inc. ("MIT"), Tennessee River Interstate Gas Company, Inc. ("TRIGAS"), Mid Louisiana Gas Company ("MLGC"), Mid Louisiana Gas Transmission Company ("MLGT") and Mid Louisiana Marketing Company ("MLMC"). The consolidated subsidiaries in which the Company owns a controlling interest or is in a control position are Starr County Gathering System, a Joint Venture ("Starr County"), Pan Grande Pipeline, L.L.C., a Texas limited liability company ("Pan Grande") and Arcadia/Midcoast Pipeline of New York, L.L.C., a New York limited liability company. All significant intercompany transactions and balances have been eliminated. Certain reclassification entries were made with regard to Consolidated Financial Statements for the year ended December 31, 1995 and December 31, 1996 so that the presentation of the information is consistent with reporting for the Consolidated Financial Statements for the year ended December 31, 1997.

INCOME TAXES

     Midcoast and its subsidiaries file a consolidated federal income tax return. Midcoast accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 -- "Accounting for Income Taxes." Under SFAS 109, the Company recognizes deferred income taxes for the differences between the financial and income tax bases of its assets and liabilities.

REGULATED PIPELINES

     MIT and MLGC are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenue to MIT and Midla associated with certain costs which will be recovered from customers through the regulatory, or the rate making process. MIT and MLGC had no material regulatory assets or liabilities on its books as of December 31, 1997.

     FERC regulates the interstate transportation and certain sales of natural gas, including among other things, rates and charges allowed natural gas companies, extensions and abandonment of facilities and service, rates of depreciation and amortization and certain accounting methods utilized by MIT and MLGC.

PROPERTY, PLANT AND EQUIPMENT

     Interstate and intrastate natural gas transmission, distribution and processing facilities and other equipment are depreciated by the straight-line method at rates based on the following estimated useful lives of the assets:

Interstate natural gas
 transmission facilities................    15 - 66 years
Intrastate natural gas
 transmission facilities................    15 - 60 years
Pipeline right-of-ways..................       17.5 years
Natural gas processing facilities.......         30 years
Other property and equipment............     3 - 10 years

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For regulated interstate natural gas transmission facilities the cost of additions to property, plant and equipment includes direct labor and material allocable overheads and an allowance for the estimated cost of funds used during construction ("AFUDC"). Such provisions for AFUDC are not reflected separately in the accompanying consolidated statements of income due to the amounts not being material. Maintenance and repairs, including the cost of renewals of minor items of property, are charged principally to expense as incurred. Replacements of property (exclusive of minor items or property) are charged to the appropriate property accounts. Upon retirement of a pipeline plant asset, its cost is charged to accumulated depreciation together with the cost of removal, less salvage value.

     For all other non-regulated assets repairs and maintenance are charged to expense as incurred; renewals and betterments are capitalized including any direct labor.

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

CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers short-term, highly liquid investments that have an original maturity of three months or less to be cash equivalents.

TRANSPORTATION AND EXCHANGE GAS IMBALANCES

     In the course of providing transportation and exchange services to customers, natural gas pipelines may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. These transactions result in transportation and exchange gas imbalance receivables and payables that are settled through cash-out procedures specified in each tariff or recovered or repaid through the receipt or delivery of gas in the future. Such imbalances are recorded as current assets or current liabilities on the balance sheet using the posted index prices of the applicable FERC-approved tariffs, which approximate market rates. Transportation and exchange gas imbalances were not material as of December 31, 1996 and 1997.

DEFERRED CONTRACT COSTS

     Costs incurred to construct natural gas transmission facilities pursuant to long-term natural gas sales or transportation contracts, which upon completion of construction are assigned to the contracting party, are capitalized as deferred contract costs and classified as "Other Assets" on the consolidated balance sheet. These costs are amortized over the life of the initial contract on a straight-line basis.

HEDGING ACTIVITIES

     It is Midcoast's policy to maintain as nearly as practicable a fully hedged position on its net natural gas purchase and sales commitments using back-to-back physical transactions. When a back-to-back physical transactions cannot be completed, the Company will periodically enter into financial instruments to reduce its exposure to commodity price risk. Midcoast uses futures and options with maturities of eighteen months or less to hedge against the volatility of the price of natural gas purchases and sales. The financial derivatives have pricing terms indexed to both the New York Mercantile Exchange ("NYMEX") and Kansas City Board of Trade ("KBOT") futures contract. Gains or losses on hedging activities are deferred until the physical transaction occurs. See Note 13 - Risk Management, for detail of market value, notional amounts and notional contracts at December 31, 1997.

STOCK ISSUANCE COSTS

     Direct costs incurred by the Company in connection with its offering of securities (see Note 7 - Capital Stock) were applied as a reduction of the offering proceeds.

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REVENUE RECOGNITION

     Customers are invoiced and the related revenue is recorded as natural gas deliveries are made. Pipeline sales are recognized upon closing the sale transaction. Oil and gas revenue from the Company's interests in producing wells is recognized as oil and gas is produced from those wells.

RECENT ACCOUNTING PRONOUNCEMENTS

     The FASB issued SFAS No. 123, "Accounting for Stock Based Compensation," effective for fiscal years beginning after December 15, 1995. This statement allows companies to choose to adopt the statement's new rules for accounting for employee stock based compensation plans. For those companies who choose not to adopt the new rules, the statement requires disclosures as to what earnings per share would have been if the new rules had been adopted. Management has adopted the disclosure requirements of this statement in 1997 (See Note 12 - Stock Option Plans).

     The FASB also issued SFAS No. 128, entitled "Earnings Per Share", during February 1997. The new statement, which is effective for financial statements issued after December 31, 1997, including interim periods, establishes standards for computing and presenting earnings per share. The new statement requires retroactive restatement of all prior-period earnings per share data presented. The new statement has been adopted by the Company, as a result current earnings and all prior earnings have been retroactively restated.

     The FASB also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

USE OF ESTIMATES

     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

NET INCOME PER COMMON SHARE

     Net income per common share was computed by dividing net income applicable to common shareholders by the weighted average common shares outstanding for that period. All share and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect the 10% stock dividend issued in March, 1998.

3.   PIPELINE CONSTRUCTION AND ACQUISITIONS:

     Midcoast consummated the acquisition of the Harmony gas processing plant and gathering pipeline system ("Harmony System") from Koch Hydrocarbons Company, a division

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of Koch Industries, Inc. effective August 1996, for cash consideration of approximately $3,640,000. The Harmony system gathers gas from producing fields located in Mississippi. It consists of over 155 miles of high and low pressure gas gathering pipeline with 4620 horsepower of field and inlet compression. The processing plant is a refrigerated propane natural gas liquid extraction plant with design capacity of over 20 MMcf/day. The plant has sulfur extraction as well as full fractionation facilities and markets propane, butanes, natural gasoline, condensate and sulfur. The acquisition was partially funded with proceeds from the Company's August 1996 sale of Common Stock (see Note 7 - Capital Stock) and the remainder was financed through the revolving line of credit with Bank One, Texas N.A. ("Bank One") as discussed in Note 4 - Debt Obligations.

     In May 1997, the Company consummated the acquisition of the stock of three subsidiaries of Atrion Corporation ("Atrion") for cash consideration of $39.4 million and up to $2 million of deferred contingent payments to be paid over an eight year period (the "MIT Acquisition"). In September 1997, $1.2 million was reimbursed to the Company pursuant to post closing adjustments. The three subsidiaries included MIT(f/k/a Alabama Tennessee Natural Gas Company),TRIGAS and AlaTenn Energy Marketing Company, Inc. ("ATEMCO"), which was subsequently merged into MMI. MIT owns and operates a 288 mile interstate pipeline, with two compressor stations, that runs from Selmer Tennessee to Huntsville, Alabama serving a number of large industrial and municipal customers. TRIGAS owns and operates a 38 mile pipeline extending from Barton, Alabama to Courtland, Alabama and a one mile pipeline in Morgan County, Alabama, which transport gas to two industrial customers. ATEMCO was a natural gas marketing company which primarily serviced the natural gas needs of the customers on MIT and TRIGAS. The acquisition was initially financed through the Company's credit facility, and subsequently repaid with the proceeds of its Common stock offering on July 2, 1997 (see Note 7 - Capital Stock).

     In October 1997, the Company completed its acquisition through merger of Republic Gas Partners, L.L.C. ("Republic"), which owned MLGC, MLTC and MLMC (collectively the "Midla Acquisition"). Under the terms of the agreement, the Republic partners received $3.2 million in cash, 385,000 shares of Midcoast common stock, par value $.01 per share ("Common Stock"), warrants for 110,000 common shares and an additional 27,500 warrants subject to certain contingencies which were subsequently met. Finally, additional warrants and cash consideration were offered subject to certain contingencies which at December 31, 1997 have not been met. (See Note 6 - Commitments and Contingencies). The Company also repaid approximately $19.1 million in Republic bank debt. The acquisition was primarily funded with $21.8 million of additional borrowings under the Company's credit agreements with Bank One. The shares of Common Stock issued to Republic had a fair value of approximately $8.7 million based on the market price of the Company's stock at the approximate date upon which the purchase and sale agreement was executed. The fair value of the warrants were determined to be $749,000. The securities underlying these warrants are subject to piggyback registration rights.

MLGC owns a 386 mile interstate gas pipeline which runs from the Monroe gas field in northern Louisiana, southward through Mississippi to Baton Rouge, Louisiana. The system includes two compressor stations with a total of 5,875 horsepower, has a throughput capacity of 200 Mmcf/day and serves a number of large industrial markets and municipalities. MLGC also owns various gathering systems. MLTC is an intrastate pipeline company which owns two pipelines that serve two industrial customers. Both MLGC and MLGT have an agreement to provide gas transportation and gas marketing services, respectively to serve a new cogeneration facility in the Baton Rouge area that will require an approximate $10.0 million construction of a high pressure pipeline. The pipeline is expected to be completed no later than the fourth quarter of 1998. MLMC was a natural gas marketing company which provided gas supply, transportation, storage and related services primarily for customers on the MLGC and MLTC systems.

     The Company utilized the purchase method of accounting to record all of its acquisitions. No goodwill arose from these transactions.

     Midcoast's 1997 operating revenues, net income applicable to common shareholders, and basic and diluted earnings per common share on an unaudited pro forma basis are $294 million, $3.8 million, $.67 and $.66, respectively. The pro forma amounts are based on estimates and assume (i) the MIT Acquisition,
(ii) the Midla Acquisition and (iii) the issuance and sale of 2,315,000 shares of the Company's Common Stock at $16.00 per share occurred as of the beginning of 1997. The pro forma combined results presented are not necessarily indicative of actual results that would have been achieved had the acquisitions occurred at the beginning of 1997.

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For further information regarding the MIT or Midla Acquisitions, refer to the Company's Form 8-K and 8-KA filed on November 13, 1997 and January 12, 1998, respectively.

4.   DEBT OBLIGATIONS:

     At December 31, 1996 and 1997, the Company had outstanding debt obligations as follows (in thousands):

                                                 DECEMBER 31,      DECEMBER 31,
                                                    1996               1997
                                                  --------          ---------
(a)     Note payable by Starr County to a bank
        under a term loan bearing interest at
        the prime rate plus 1% (9.5% at December
        31, 1997), principal and accrued
        interest are payable in 47 monthly
        installments of $4,408 with a final
        payment of the remaining unpaid
        principal and
        interest due in August 1998                  135                 31

(b)     Note payable by Pan Grande to a bank
        under a term loan bearing interest at
        the prime rate plus 1% (9.5% at December
        31, 1997), principal and accrued
        interest are payable in 59 installments
        of $16,754 with a final payment of the
        remaining unpaid principal and interest
        due in May 2000                              577                425

(c)     Revolving credit line with a bank under
        a $100 million promissory note (see
        following discussion)                      3,500             28,666

(c)     Revolving credit line with a bank under
        a $100 million promissory note (see
        following discussion)                        180                700
                                                 -------           --------
        Total debt                                 4,392             29,822
                                                 -------           --------
        Less current portion                        (377)              (899)
                                                 -------           --------
        Total long-term debt                     $ 4,015           $ 28,923
                                                 -------           --------


     (a) In January 1996, Starr County, in which Midcoast owns a 60% interest and acts as manager, obtained $175,000 from a bank lender to finance the acquisition of a gas gathering pipeline. The loan is secured by the pipeline and related contracts. Furthermore, each member of Starr County has guaranteed the loan in an amount equal to their respective ownership interest.

     (b) In March 1996, Pan Grande obtained $800,000 from a bank to partially finance the acquisition of six pipelines. The loan is secured by the pipelines and related contracts. Furthermore, each member of Pan Grande has guaranteed the loan in an amount equal to their respective ownership interest.

     (c) On October 31, 1997, Midcoast amended its credit agreements with Bank One. The amendments increased the Company's borrowing availability from $46.5 million to $80.0 million. The amendments also eliminated principal reduction requirements and lowered the interest rate on borrowings.

     Of the $80.0 million in borrowing availability, the lender has committed to lending, in the aggregate, up to $60.0 million. If required, the additional $20.0 million may be accessed with the inclusion of another bank lender in a bank syndication. The amended credit agreements provide borrowing availability as follows: (i) a $15.0 million LC Line of Credit Facility, of which $3.0 million may be used for working capital needs and $12.0 million of which is available for issuance of letters of credit, (ii) a $60.0 million revolver which expires in August 2000 and (iii) a $5.0 million MIT revolver expiring in August 2000 (collectively the "Credit Agreements").

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     When borrowings under the amended Credit Agreements are less than 50% of the $80.0 million borrowing base, at the Company's option, interest will accrue at LIBOR plus 1.5% or the Bank One base rate. When borrowings are greater than 50% of available credit, an additional .25% will be added to the above rates. These rates reflect a 1% reduction in the LIBOR option and a .25% reduction in the Bank One base rate option effective September 2, 1997. In an effort to mitigate interest rate fluctuations exposure, the Company entered into a two-year, $25 million interest rate swap with Bank One in December 1997 (See
Note 13 - Risk Management). In addition, the Company is subject to a non-recurring 1% facility fee as funds are borrowed, as well as a .375% commitment fee payable quarterly on the unused portion of borrowing availability. The Credit Agreements are collateralized by all accounts receivable, contracts, the pledge of the stock of MIT, the pledge of the stock of Magnolia and a first lien security interest in the Company's pipeline systems.

     The borrowing availability under each line is subject to revision, on a monthly basis for the LC Line of Credit Facility and a semi-annual basis for the Revolver's, based on the performance of the Company's existing assets and any asset dispositions or additions from new construction or acquisitions. The Credit Agreements contain a number of customary covenants that require the Company to maintain certain financial ratios, and limit the Company's ability to incur additional indebtedness, transfer or sell assets, create liens, or enter into a merger or consolidation. Midcoast was in compliance with such financial covenants at December 31, 1997.

     The aggregate maturities of long-term debt at December 31, 1997 are as follows:

          FOR THE YEAR ENDING
              DECEMBER 31,                 (IN THOUSANDS)
     -----------------------------------   --------------
     1998...............................      $   199
     1999...............................          184
     2000...............................       28,739
                                           --------------
     Total..............................      $29,122
                                           ==============

5.  RELATED PARTY TRANSACTIONS:

     In April 1994, affiliates owned by former officers and directors of the Company extended the collateral to obtain the long-term bank financing for the Alaska investment. The collateral was outstanding for a period of approximately eight months at which point the Company replaced the loan with another commercial lender and the collateral was released. In consideration for extending the collateral on the initial loan, the Company assigned a five percent net revenue interest on the net income derived from the Company's investment in the oil and natural gas gathering pipelines near Cook Inlet, Alaska. However, the five percent net revenue interest applies only after all costs associated with the investment have been recouped by the Company. As of December 31, 1997, no amounts have been paid under the assignment of the net revenue interest.

     In December 1994, an affiliate owned by certain former officers and directors of the Company provided a $275,000 loan which, as amended, bore interest at the Mercantile Bank, Corpus Christi ("Mercantile") prime rate plus 1.5%. Interest was payable monthly and principal and remaining accrued interest were due in full at maturity on April 1, 1997. The proceeds of the loan were used for general corporate purposes including the repayment of other indebtedness. Principal of $75,000 was repaid in November 1995 with the remaining $200,000 repaid in August 1996 with proceeds from the Common Stock offering (see Note 7 - Capital Stock). Cash payments of $39,106 were made for interest during the term of the loan.

     In May 1995, an affiliate owned by former officers and directors of the Company provided a $173,822 loan to partially finance the acquisition of a 23% working interest in oil and gas production from two leases located in Starr County, Texas. The loan, as amended in March 1996, bore interest at the Mercantile prime rate plus 1% and matured on April 1, 1997. However, the loan was repaid in full in August 1996 with proceeds from the Company's Common Stock offering (see Note 7 - Capital Stock). Cash payments of interest amounting to $3,346 and $18,124 were made during 1995 and 1996, respectively. No collateral was required to obtain this loan, although, as additional consideration for extending the loan, the affiliated company was assigned a one-half percent working interest in the oil and gas properties.

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As additional consideration for extending a loan for the acquisition of the Magnolia System in 1995, Midcoast granted an affiliate owned by a former officer and director of the Company a 5% net revenue interest in the Magnolia System's earnings before interest, income taxes and depreciation to be paid on a monthly basis. The net revenue interest, as amended in May 1996, applied only after the Magnolia System's acquisition cost had been recouped by the Company. No amounts related to the Magnolia System's earnings were paid under the assignment of the net revenue interest. The Company had the right to repurchase this net revenue interest for a cash payment of $25,000, with such amount increased an additional $25,000 on November 1, 1995 and each following month up to a maximum of $500,000. In July 1996, the Company exercised it's right to repurchase the net revenue interest for cash consideration of $250,000.

    In March 1996, the Company borrowed $100,000 from an affiliate owned by a former officer and director of the Company for its equity contribution in Pan Grande (see Note 4 - Debt Obligations) pursuant to a promissory note. The note, as amended, bore interest at the prime rate plus 2.5% and was payable in 59 monthly installments of $1,667 plus accrued interest and a final installment at March 15, 2001 in the amount of the remaining principal and accrued interest then outstanding and unpaid. The note was secured by the Company's interest in Pan Grande. The affiliate also committed to lend up to an additional $75,000 in the event an additional system was purchased by Pan Grande. In consideration for the financing of the equity contribution and the commitment for additional financing, the Company issued the affiliate 4,906 shares of the Company's Common Stock. The note plus accrued interest of $4,896 was repaid in full in August 1996 with proceeds from the Company's Common Stock offering (see Note 7 Capital Stock).

     In May 1996, the Board of Directors ("Board") approved the redemption of 5% cumulative preferred stock ("5% Preferred") for $118,366 held by a director and officer and two former directors and officers of the Company (see Note 7 - Capital Stock).

6.  COMMITMENTS AND CONTINGENCIES:

EMPLOYMENT CONTRACTS

     Certain executive officers of the Company have entered into employment contracts which, through amendments, provide for employment terms of varying lengths the longest of which expires in April 2001. These agreements may be terminated by mutual consent or at the option of the Company for cause, death or disability. In the event termination is due to death, disability or defined changes in the ownership of the Company, the full amount of compensation remaining to be paid during the term of the agreement will be paid to the employee or their estate, after discounting at 12% to reflect the current value of unpaid amounts.

LEASES

     In March 1996, Midcoast entered into a non-cancelable operating lease for its office space in Houston, Texas. In September 1997, the lease was amended to extend its term through April 2002. In addition, the Company has subleased some adjacent office space for a term which expires January, 2001. In October 1996, Midcoast assumed an office lease in Corpus Christi, that was extended in September 1997 through August 1999.

     The Company incurred net lease expenses of $50,600, $72,700, and $118,000 during the years ended 1995, 1996 and 1997, after being reduced by rental income and other adjustments of $0, $1,400 and $18,500, respectively. As of December 31, 1997, future minimum lease payments due under these leases are approximately $276,000, $193,000, $177,000, $120,000 and $43,000 for years ended 1998, 1999,
2000, 2001 and 2002, respectively.

MIT CONTINGENCY

     As part of the MIT Acquisition, the Company has agreed to pay additional contingent annual payments, which will be treated as deferred purchase price adjustments, not to exceed $250,000 per year. The amount each year is dependent upon revenues received by the Company from certain gas transportation contracts. The contingency is due over an eight-year period commencing April 1, 1998, and payable at the end of each anniversary date. The Company is obligated to pay the lesser of 50% of the gross revenues received under these contracts or $250,000 (see Note 14 Subsequent Events). The acquisition agreement for the MIT Acquisition also limits the

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount of damages recoverable by Midcoast if there is a breach by Atrion of the representations and warranties to $10 million after damages have exceeded $500,000, and requires Midcoast to assert any such claims within 18 months of the closing.

MIDLA CONTINGENCY

     As part of the Midla Acquisition, the Company agreed that if a specific contract with a third party was executed prior to October 2, 1999, which included specific provisions regarding price and throughputs, Midcoast would be obligated to issue 110,000 warrants to acquire Midcoast Common Stock at an exercise price of $19.773 per share to Republic. In addition, concurrent with initial expenditures on the project, the Company would incur a $1.2 million cash obligation to Republic. At December 31, 1997, none of the provisions of this contingency have been met.

7.  CAPITAL STOCK:

     At December 31, 1997, the Company had authorized 10,000,000 shares of Common Stock, of which 5,681,330 shares were issued and outstanding. There are 13,085 shares issued and outstanding at December 31, 1997 which are subject to a vesting schedule in connection with employee agreements entered into during 1994 and 1996 (see Note 11 Employee Benefits).

     In February 1996, the Company issued warrants to purchase 37,785 shares of the Company's Common Stock at $7.136 per share. These warrants were issued in connection with the Company's August 1996 Common Stock offering and expire on February 1, 1999 and have certain piggyback registration rights.

     In May 1996, the Board approved the redemption of the 5% Preferred for $118,366 held by a director and officer and two former directors and officers of the Company. The shares were redeemed for ten percent of the stated liquidation value ($1,183,665). Subsequently, no shares of the Company's preferred stock remain outstanding. Following redemption of the Company's 5% Preferred, the Company's articles of incorporation were amended to reflect only one class of outstanding securities, the Company's Common Stock.

     In July 1996, the Board and a majority of the Company's shareholders authorized amending the Company's articles of incorporation to increase the number of authorized common shares from 6,000,000 shares to 10,000,000 shares. In addition, the Board authorized an approximate 4.46 for 1 stock split in anticipation of the Company's Common Stock offering discussed below.

     On August 9, 1996, the Company's Registration Statement on Form SB-2 was declared effective by the SEC. On August 14, 1996, the Company sold 1,000,000 shares of its Common Stock at an offering price of $10.00 per share. The Company's stock is listed on the American Stock Exchange ("AMEX") under the symbol "MRS." Under the terms of the underwriting agreement, the underwriters received warrants to acquire 110,000 shares at 142% of the initial offering price per share. The securities underlying these warrants are subject to piggyback registration rights and expire August 13, 2001. After deducting underwriting commissions and other underwriting expenses of the offering, proceeds of approximately $8,841,000 were received by the Company from the underwriter. The proceeds were used to repay indebtedness with the remainder applied to acquisitions of pipelines and related assets.

     On June 27, 1997, the Company's Registration Statement on Form S-1 was declared effective by the SEC. On July 2, 1997, after considering the underwriters exercising the over-allotment option, the Company sold 2,315,000 shares of its Common Stock at an offering price of $16.00 per share. After deducting the underwriting discounts of $1.04 per share, net proceeds to the Company were $34,632,400. The proceeds were used to repay the indebtedness incurred on the MIT Acquisition.

     On February 3, 1998, the Board declared a 10 percent stock dividend on the Company's Common Stock. On March 2, 1998, shareholders of record as of February 13, 1998, received one additional share for each ten shares held. Earnings per share, dividends per share and weighted average shares outstanding have been retroactively restated to reflect the 10 percent stock dividend.

8.  INCOME TAXES:

     The Company has net operating loss ("NOL") carryforwards of approximately $17.0

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million, subject to change based on Republic's final tax returns, expiring in various amounts from 1998 through 2012. In addition, the Company had an investment tax credit ("ITC") carryforward of approximately $108,000 which expires in various amounts from 1993 to 2000. These loss carryforwards were generated by the Company's predecessor and Republic. The ability of the Company to utilize the carryforwards is dependent upon the Company generating sufficient taxable income and will be affected by annual limitations (currently estimated at $4.9 million)on the use of such carryforwards due to a change in shareholder control under the Internal Revenue Code triggered by the Company's July 1997 Common Stock offering and the change of ownership created by the acquisition of Republic.

     The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 1996 and 1997, are as follows (in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1996       1997
                                       ---------  ---------
Net operating loss carryforwards....   $   3,723  $ 5,756
Investment tax credit
  carryforwards......................        348      108
Alternative minimum tax credit.......         86       94
Financial basis of assets in excess
  of tax basis.......................       (344) (10,990)
Valuation allowance..................     (3,727)  (4,581)
                                       ---------  ---------
Net deferred tax assets (liabilities)  $      86  $(9,613)
                                       =========  =========

     The valuation allowance declined $1,107,000 in the year ended December 31, 1996 because of NOL carryforwards utilized and capital loss carryforwards which expired. A $854,000 increase to the valuation allowance was generated in 1997 as a result of reserving against the NOL's acquired in the Midla Acquisition mitigated by the utilization of previous NOL's.

     A reconciliation of the 1995, 1996 and 1997 provision for income taxes to the statutory United States tax rate is as follows (in thousands):

                                            1995       1996       1997
                                          ---------  ---------  ---------
Federal tax computed at statutory
  rate..................................  $     771  $     643 $    1,960
Utilization of net operating loss
  carryforwards.........................       (771)      (643)    (1,810)
                                          ---------  ---------  ---------
Actual provision........................  $      --  $      --  $     150
                                          =========  =========  =========

9.   MAJOR CUSTOMERS:

     For the years ended December 31, 1995, 1996 and 1997, the Company derived 40% and 14% of total sales from two customers in 1995, 31% and 15% from the same customers in 1996, and 12% from a new customer in 1997.

10.  CONCENTRATION OF CREDIT RISK:

     The Company derives revenue from commercial companies located in Alabama, Alaska, Kansas, Louisiana, Mississippi, New York, Oklahoma, Tennessee and Texas. Two of Midcoast's largest customers account for 23% or approximately $6.3 million of the outstanding accounts receivable at December 31, 1997. These accounts receivable were subsequently collected under normal credit terms and the Company believes that future accounts receivable with these companies will continue to be collected under normal credit terms based on previous experience. The Company performs ongoing evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts which it deems doubtful of collection. At December 31, 1997, no provision for doubtful accounts was provided.

     The Company periodically maintains cash balances with banks exceeding the amounts

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

insured by the Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 1997, one of the Companies cash balances with banks exceeded FDIC limits. At December 31, 1997 and 1996 the Company had $0 and $1.8 million, respectively of cash or cash equivalents under repurchase agreements originated by the Company's bank under an arrangement whereby collected balances held in the Company's main operating account are invested overnight. These repurchase agreements are not covered by FDIC insurance. The Company does not anticipate any losses from these excess balances.

    The derivative financial instruments utilized by the Company in its hedging activities include NYMEX and KBOT futures and option contracts which are guaranteed by their respective exchange and have nominal risk. The change in market value of futures and option contracts requires daily cash settlement in margin accounts with brokers. At December 31, 1997 the Company had $317,000 in margin cash accounts to service these derivative financial instruments. Swap contracts and most other over-the-counter instruments are generally settled at the expiration of the contract term. The Company is exposed to credit risk in the event of nonperformance by a counterparty. For each counterparty, the Company analyzes its financial condition prior to entering into the agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis.

11.  EMPLOYEE BENEFITS:

     The Company issued a total of 69,677 and 28,608 shares of the Company's Common Stock to certain key employees in 1995 and 1996, respectively. Of the shares issued in 1996, 9,813 were issued in connection with employment agreements with certain employees and vest in equal amounts over a three-year period. The shares were valued at the estimated fair market value on the date of issuance. Compensation expense is being recognized ratably over the vesting period.

     In December 1996, the Company established a defined contribution 401(k) Profit Sharing Plan for its employees. The plan provides participants a mechanism for making contributions for retirement savings. Each participant may contribute certain amounts of eligible compensation. The Company makes a matching contribution to the plan which amounted to approximately $16,000 in 1996 and $81,000 for the year ended December 31, 1997.

12.  STOCK OPTION PLANS:

    The Company has two stock option plans: the 1996 Incentive Stock Plan (the "Incentive Plan") and the 1997 Non-Employee Director Stock Option Plan (the "Director's Plan").

    In May 1996, the Board adopted the Incentive Plan, which was subsequently approved by the Company's shareholders in May 1997. All employees, including officers (whether or not directors) and consultants of the Company and its subsidiaries are currently eligible to participate in the Incentive Plan. Persons who are not in an employment or consulting relationship with the Company or any of its subsidiaries, including non-employee directors, are not eligible to participate in the Incentive Plan. Under the Incentive Plan, the Compensation Committee may grant incentive awards with respect to a number of shares of Common Stock that in the aggregate do not exceed 253,000 shares of Common Stock, subject to adjustment upon the occurrence of certain recapitalization's of the Company.

     The Incentive Plan provides for the grant of (i) incentive stock options,
(ii) shares of restricted stock, (iii) performance awards payable in cash or Common Stock, (iv) shares of phantom stock, and (v) stock bonuses. In addition, the Incentive Plan provides for the grant of cash bonuses payable when a participant is required to recognize income for federal income tax purposes in connection with the vesting of shares of restricted stock or the issuance of shares of Common Stock upon the grant of a performance award or a stock bonus, provided, that such cash bonus may not exceed the fair market value (as defined) of the shares of Common Stock received on the grant or exercise, as the case may be, of an Incentive Award. No Incentive Award may be granted under the Incentive Plan after ten years from the Incentive Plan adoption date.

    With respect to incentive stock options, no option may be granted more than ten years after the effective date of the stock option plan or exercised more than ten years after the date of the grant (five years if the optionee owns more than 10% of the Common Stock of the Company at the date of the grant). Additionally, with regard to incentive stock options, the exercise price of the options may not be less than the fair market value of the Common Stock at the date of the grant (110% if the optionee owns more than 10% of the Common Stock of the Company). Subject to certain limited

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exceptions, options may not be exercised unless, at the time of the exercise, the optionee is in the service of the Company. As of December 31, 1997, options to purchase an aggregate 236,500 shares of Common Stock are issued and outstanding under the Incentive Plan at an average price of $10.817 per share. Of the total shares, 62,700 are exercisable at a price of $10.50 per share, 113,300 are exercisable at a price of $9.545 per share, 58,300 are exercisable at a price of $13.125 per share and 2,200 are exercisable at a price of $24.205 per share.

    On November 11, 1997, the Board adopted an amendment to the Incentive Plan which would increase the shares available under the plan from 253,000 to 425,000 shares, the increase is subject to approval by the Company's shareholders.

    As of December 31, 1997, there were no options vested under the Incentive Plan. The options have a weighted average exercise price of $10.817 per share. The majority of the options vest 20% per year and all the options will be fully vested in 2002.

     In April 1997, the Board adopted the Director Plan, which was subsequently approved by the Company's shareholders in May 1997. The Director Plan is for the benefit of Directors of the Company, who at the time of their service, are not employees of the Company or any of its subsidiaries. Under the Director Plan, 55,000 shares of the Company's Common Stock are reserved for issuance.

     The Director Plan provides for the granting of non-qualified stock options ("NQO"), the provisions of which do not qualify as "incentive stock options" under the Internal Revenue Code. Options granted under the Director Plan must have an exercise price at least equal to the fair market value of the Company's Common Stock on the date of the grant. Pursuant to the Director Plan, options to purchase 15,000 shares of Common Stock are granted to each non-employee director upon their election to the Board. In addition, all non-employee Director are eligible to receive a NQO to purchase 5,000 shares of Common Stock at the time of the Directors re-election to the Board, subject to share availability. Options granted under the Director Plan are fully vested upon issue and expire ten years after the date of the grant. As of December 31, 1997, options to purchase an aggregate of 22,000 shares of Common Stock are issued and outstanding under the Director Plan, 5,500 of which are exercisable at a price of $13.75 per share and 16,500 which are exercisable at a price of $14.716 per share.

    As of December 31, 1997, the entire 22,000 shares of the Company's Common Stock, under the Director's Plan, were fully vested and exercisable at a weighted average price of $14.475 per share.

    The Company applies APB Opinion No, 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation expense for the Company's stock-based compensation plans been determined based on the Black Scholes option pricing model with the following assumptions used for grants: risk-free interest rates of 5.59% and 6.7%; expected volatility of 45.2%; and a dividend yield of 0.4%., the Company's net income and earnings per common share would have been decreased to the pro forma amounts indicated below:

                                                       Year Ended    Year Ended
                                                      December 31,  December 31,
                                                          1996          1997
                                                    -------------    -----------
Net income
 As reported ..................................      $ 1,891,226     $ 5,764,451
 Pro forma ....................................      $ 1,891,226     $ 5,686,133

Earnings per common share (basic)
 As reported ..................................      $       .91     $      1.41
 Pro forma ....................................      $       .91     $      1.39

Earnings per common share (diluted)
 As reported ..................................      $       .91     $      1.37
 Pro forma ....................................      $       .91     $      1.35

13.  RISK MANAGEMENT

        According to guidelines provided by the Board, the Company enters into exchange-traded commodity futures, options and swap contracts to reduce the exposure to market fluctuations in price and transportation costs of energy commodities and is not to

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

engage in speculative trading. Approvals are required from senior management prior to the execution of any financial derivative. The financial derivatives have pricing terms indexed to both the NYMEX and KBOT. The Company's market exposures arise from inventory balances and fixed price purchase and sale commitments. The Company uses the exchange-traded commodities to manage and hedge price risk related to these market exposures.

        Gas futures involve the buying and selling of natural gas at a fixed price. Over-the-counter swap agreements require the Company to receive or make payments based on the difference between a specified price and the actual price of natural gas. The Company uses futures and swaps to manage margins on offsetting fixed-price purchase or sales commitments for physical quantities of natural gas. Options held to hedge risk provide the right, but not the obligation, to buy or sell energy commodities at a fixed price. The Company utilizes options to manage margins and to limit overall price risk exposure.

        The gains, losses and related costs to the financial instruments that qualify as a hedge are not recognized until the underlying physical transaction occurs. At December 31, 1997, the Company had deferred losses from such contracts of $386,860. The market value, notional amount and notional contract quantity of open commodities futures, options and swaps contracts used for hedging purposes were as follows:

                                                                    December 31,
                                                                        1997
                                                                    ------------
Market Value:
   Future contracts .........................................         $846,680
   Options ..................................................          249,000

Notional Amount:
   Future contracts .........................................          924,000
   Options ..................................................          252,000

Notional Contract Quantity (Mmbtu):
   Future contracts .........................................          390,000
   Options ..................................................        1,320,000

        In an effort to mitigate interest rate fluctuations exposure, the Company entered into a two-year, $25 million interest rate swap with Bank One in December 1997. The agreement provides a fixed 6.02% LIBOR interest rate to Midcoast over the two year term, notwithstanding the additional margin the bank is charging on outstanding borrowings. The variable three month LIBOR rate resets quarterly on the second of March, June, September and December for the term of the agreement. Midcoast is obligated to reimburse Bank One when the three-month LIBOR rate is reset below 6.02%. Conversely, Bank One is obligated to reimburse Midcoast when the three-month LIBOR rate is reset above 6.02%. At December 31, 1997, the fair value of the interest rate swap was a net liability of $81,000.

14.  SUBSEQUENT EVENTS:

        On January 20, 1998, MIT entered into certain contracts to provide transportation services which triggered obligations assumed by the Company in connection with the MIT Acquisition. The amount of such deferred purchase costs is contingent upon the amount of gross revenue derived from this contract with a maximum annual contingency of $250,000 (see Note 6 - Commitments and Contingencies).

        On February 3, 1998, the Board declared a 10% stock dividend to shareholders of record at the close of business on February 13, 1998. No fractional shares were issued and shareholders entitled to a fractional share received a cash payment equal to the market value of the fractional share at the close of the market on March 2, 1998, which was $22.50. All share and per share amounts have been retroactively restated to reflect the effect of the 10% stock dividend.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Pursuant to instruction G(3) to Form 10-K, Items 10, 11, 12 and 13 are omitted because the Company will file with the SEC a definitive proxy statement (the "Proxy Statement") pursuant to regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such Items will be included in the Proxy Statement to be filed in connection with the Company's annual meeting of shareholders scheduled for May 15, 1998 and is hereby incorporated by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

           1. Financial statements.

     All financial statements of Midcoast Energy Resources, Inc. and subsidiaries are included under Item 8 beginning on page 24 of this Form 10-K.

           2. Exhibits.

 EXHIBITS                          DESCRIPTION OF EXHIBITS
 --------                          -----------------------
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

 2.4 Agreement for Purchase of Stock dated September 13, 1995, by and between Midcoast Holdings No. One, Inc. and Rainbow Investments Company (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1995, as Exhibit 10.28).

 2.5 Agreement for Purchase and Sale of Stock dated July 27, 1995, by and between Williams Holdings of Delaware, Inc. and Midcoast Holdings No. One, Inc. (Incorporated by reference from Midcoast Form 8-K dated September 22, 1995).

 2.6 Agreement for Sale and Purchase of Harmony Gas Processing Plant and Related Gathering System dated October 3, 1996, by and between Koch Hydrocarbon Company, a division of Koch Industries, Inc. and Midcoast Holdings No. One, Inc. (Incorporated by reference from Midcoast Form 8-K dated October 21, 1996, as Exhibit 2.1).

 2.7 Stock Purchase Agreement dated March 18, 1997, by and between Midcoast Energy Resources, Inc. and Atrion Corporation. (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1996, as Exhibit 2.7).

 3.1 Articles of Incorporation of Midcoast Energy Resources, Inc. (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1992).

 3.2 Certificate of Amendment of Articles of Incorporation of Midcoast Energy Resources, Inc. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643) dated August 8,
          1996).

 3.3 Bylaws of Midcoast Energy Resources, Inc. (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 1, 1992).

 4.1 Shareholder Agreement dated April 30, 1994, by and between Midcoast Energy Resources, Inc. and Bill G. Bray (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31,
          1994).

 4.2 Shareholder Agreement dated April 30, 1994, by and between Midcoast Energy Resources, Inc. and Duane S. Herbst (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31,
          1994).

 4.3 Shareholder Agreement dated April 30, 1994, by and between Midcoast Energy Resources, Inc. and Richard A. Robert (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1994).

 4.4 Shareholder Agreement dated April 30, 1994, by and between Midcoast Energy Resources, Inc. and I. J. Berthelot, II (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1994).

 4.5 Specimen Certificate for Shares of Common Stock, par value $.01 per share. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643) dated August 8, 1996).

 4.6 Representative's Warrants. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643) dated August 8,
          1996).

 4.7 Voting Proxy Agreement dated August 5, 1996, by and between Midcoast Energy Resources, Inc., Stevens G. Herbst, Kenneth B. Holmes, Jr., Rainbow Investments Company and Texas Commerce Bank National Association. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643) dated August 8, 1996).

 4.8 Registration Rights Agreement dated August 5, 1996, by and between Midcoast Energy Resources, Inc. and Stevens G. Herbst. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643) dated August 8, 1996).

 4.9 Registration Rights Agreement dated August 5, 1996, by and between Midcoast Energy Resources, Inc. and Kenneth B. Holmes, Jr. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643) dated August 8, 1996).

 4.10 Registration Rights Agreement dated August 5, 1996, by and between Midcoast Energy Resources, Inc. and Rainbow Investments Company. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643) dated August 8, 1996).

*4.11 Executive Severance Agreement by and between Midcoast Energy Resources, Inc. and Dan Tutcher, dated August 15, 1997.

*4.12 Executive Severance Agreement by and between Midcoast Energy Resources, Inc. and I.J. Berthelot, II, dated August 15, 1997.

*4.13 Executive Severance Agreement by and between Midcoast Energy Resources, Inc. and Richard Robert, dated August 15, 1997.

*4.13 Executive Severance Agreement by and between Midcoast Energy Resources, Inc.and Duane Herbst, dated August 15, 1997.

 10.1 Employment Agreement dated January 1, 1993, by and between Midcoast Energy Resources, Inc. and Dan C. Tutcher (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31,
          1992).

 10.2 Amendment to the Employment Agreement dated April 1, 1993, by and between Midcoast Energy Resources, Inc. and Dan C. Tutcher (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1993).

 10.3 Amendment to Employment Agreement dated April 14, 1997, by and between Midcoast Energy Resources, Inc. and Dan Tutcher (Incorporated by reference from Midcoast Form 10-QSB for the three-month period ended March 31, 1997).

 10.4 Employment Agreement dated April 30, 1994, by and between Midcoast Energy Resources, Inc. and Richard A. Robert (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1994).

 10.5 Amendment to the Employment Agreement dated April 8, 1996, by and between Midcoast Energy Resources, Inc. and Richard A. Robert (Incorporated by reference from Midcoast Form 10-QSB for the three-month period ended March 31, 1996).

 10.6 Employment Agreement dated July 1, 1994, by and between Midcoast Energy Resources, Inc. and Bill G. Bray (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31,
          1994).

 10.7 Employment Agreement dated April 25, 1995, by and between Midcoast Energy Resources, Inc. and I.J. Berthelot, II (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1995).

 10.9 Amendment to Employment Agreement dated December 8, 1995, by and between Midcoast Energy Resources, Inc. and I.J. Berthelot, II (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1995).

 10.8 Amendment to Employment Agreement dated April 14, 1997, by and between Midcoast Energy Resources, Inc. and I.J. Berthelot, II (Incorporated by reference from Midcoast Form 10-QSB for the three-month period ended March 31, 1997).

 10.10 Assignment of Net Revenue Interest dated July 1, 1994, by and between Texline Gas Company and Midcoast Energy Resources, Inc. (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1994).

 10.11 Assignment of Net Revenue Interest dated July 1, 1994, by and between Rainbow Investments Co. and Midcoast Energy Resources, Inc. (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1994).

 10.12 Agreement dated March 31, 1994, by and between Midcoast Energy Resources, Inc., and Stewart Petroleum Company (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1993).

 10.13 Operating Agreement of Pan Grande Pipeline, L.L.C. dated February 28, 1996, by and between Midcoast Holdings No. One, Inc. and Resource Energy Development, L.L.C. (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1995).

 10.14 Warrant by and between Triumph Resources Corporation and Midcoast Energy Resources, Inc. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643) dated August 8,
          1996).

 10.15 Midcoast Energy Resources, Inc. 1996 Incentive Stock Plan. (Incorporated by reference from Midcoast Registration Statement on Form SB-2 (No. 333-4643) dated August 8, 1996).

 10.16 Credit Agreement dated August 22, 1996, by and between Bank One, Texas N.A. and Midcoast Energy Resources, Inc., Magnolia Pipeline Corporation and H&W Pipeline Corporation. (Incorporated by reference from Midcoast Form 10-QSB for the nine-month period ended September 30, 1996).

 10.17 Midcoast Energy Resources, Inc. 1997 Non-Employee Director Stock Option Plan (Incorporated by reference from Midcoast Form 10-QSB for the three-month period ended March 31, 1997).

 10.18 Indemnity Agreement dated April 23, 1997 between Midcoast Energy Resources, Inc. and Richard A. Robert. (Incorporated by reference from Midcoast Registration Statement on Form S-1 (No. 333-27885) dated June 26, 1997)

 10.19 Indemnity Agreement dated April 23, 1997 between Midcoast Energy Resources, Inc. and I.J. Berthelot, II. (Incorporated by reference from Midcoast Registration Statement on Form S-1 (No. 333-27885) dated June 26, 1997)

 10.20 Indemnity Agreement dated April 23, 1997 between Midcoast Energy Resources, Inc. and E.P. Marinos (Incorporated by reference from Midcoast Registration Statement on Form S-1 (No. 333-27885) dated June 26, 1997)

 10.21 Indemnity Agreement dated April 23, 1997 between Midcoast Energy Resources, Inc. and Richard N. Richards. (Incorporated by reference from Midcoast Registration Statement on Form S-1 (No. 333-27885) dated June 26, 1997)

 10.22 Indemnity Agreement dated April 23, 1997 between Midcoast Energy Resources, Inc. and Duane S. Herbst. (Incorporated by reference from Midcoast Registration Statement on Form S-1 (No. 333-27885) dated June 26, 1997)

 10.23 Indemnity Agreement dated April 23, 1997 between Midcoast Energy Resources, Inc. and Dan C. Tutcher. (Incorporated by reference from Midcoast Registration Statement on Form S-1 (No. 333-27885) dated June 26, 1997)

 10.24 First Amendment to Credit Agreement dated May 30, 1997 by and between Bank One, Texas N.A. and Midcoast Energy Resources, Inc. , Magnolia Pipeline Corporation, H&W Pipeline Corporation, Magnolia Resources, Inc., Magnolia Gathering Inc., Midcoast Holdings No. One, Inc., Midcoast Gas Pipeline, Inc., Nugget Drilling Corporation, Midcoast Marketing, Inc., AlaTenn Energy Marketing Company, and Tennessee River Intrastate Gas Co. (Incorporated by reference from Midcoast Registration Statement on Form S-1 (No. 333-27885) dated June 26,
          1997)

 10.25 Second Amendment to Credit Agreement dated October 31, 1997 by and between Bank One, Texas N.A. and Midcoast Energy Resources, Inc. , Magnolia Pipeline Corporation, H&W Pipeline Corporation, Magnolia Resources, Inc., Magnolia Gathering Inc., Midcoast Holdings No. One, Inc., Midcoast Gas Pipeline, Inc., Nugget Drilling Corporation, Midcoast Marketing, Inc., AlaTenn Energy Marketing Company, Tennessee river Intrastate Gas Co., Mid Louisiana Gas Company, Mid Louisiana Gas Transmission Company and Midla Energy Services Company. (Incorporated by reference from Midcoast Form 8-K dated October 13, 1997).

 10.26 First Amendment to Credit Agreement dated October 31, 1997 by and between Bank One, Texas N.A. and Midcoast Interstate Transmission, Inc. (f/k/a/ Alabama Tennessee Natural Gas Company). (Incorporated by reference from Midcoast Form 8-K dated October 13, 1997).

*10.27 Third Amendment to Employment Agreement dated March 2, 1998 by and between Midcoast Energy Resources, Inc. and Dan Tutcher.

*10.28 Third Amendment to Employment Agreement dated March 18, 1998 by and between Midcoast Energy Resources, Inc. and I.J. Berthelot, II.

*10.29 Third Amendment to Employment Agreement dated March 18, 1998 by and between Midcoast Energy Resources, Inc. and Richard Robert.

*11       Computation of Earnings Per Share

*21.1     Schedule listing subsidiaries of Midcoast Energy Resources, Inc.

*27.1     Financial Data Schedule for the year ended December 31, 1997.
------------
* Filed herewith

        (b) Reports of Form 8-K

        A report on Form 8-K was filed during the fourth quarter of 1997. Such report was filed on November 13, 1997 to report the Agreement and Plan of Merger dated October 31, 1997 by and between Republic Gas Partners, L.L.C. and Midcoast Energy Resources, Inc. In addition, a report on Form 8-K/A was filed on January 12, 1998 as an amendment to the Form 8-K filed on November 13, 1997 mentioned above. The amendment was filed to include the required audited financial statements of Republic Gas Partners, L.L.C. including the Historical Consolidated Statement of Operations, Consolidated Statement of Members Deficit and Consolidated Statement of Cash Flows for the nine months ended September 30, 1997 and year ended December 31, 1996 and the audited Consolidated Balance Sheet at September 30, 1997 and December 31, 1996. In addition, the unaudited Midcoast Pro Forma Statement of Operations for the nine months ended September 30, 1997 and for the year ended December 31, 1996 and unaudited Pro Forma Balance Sheet at September 30, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDCOAST ENERGY RESOURCES, INC.

(Registrant)

BY:/s/ DAN C. TUTCHER
       Dan C. Tutcher
       Chief Executive Officer

Date:  March 31, 1998

     In accordance with the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                            CAPACITY IN WHICH SIGNED
----------                            ------------------------
/s/ DAN C. TUTCHER                    Chairman of the Board
(Dan C. Tutcher)                      Chief Executive Officer
                                      and President
Date:


/s/ I. J. BERTHELOT, II               Executive Vice President, Chief Operating
(I. J. Berthelot, II)                 Officer and Director

Date:


/s/ TED COLLINS, JR.                  Director
(Ted Collins, Jr.)

Date:


/s/ JERRY J. LANGDON                  Director
(Jerry J. Langdon)

Date:


/s/ RICHARD N. RICHARDS               Director
(Richard N. Richards)

Date:


/s/ RICHARD A. ROBERT                 Treasurer, Principal Financial Officer
(Richard A. Robert)                   Principal Accounting Officer

Date:


/s/ BRUCE M. WITHERS                  Director
(Bruce M. Withers)

Date: