Form 10-Q
period 1998-03-31
MIDCOAST ENERGY RESOURCES INC
filed 1998-05-14
CIK 276327

U.S. SECURITIES AND EXCHANGE COMMISSION


                    Washington, D.C.  20549

                           FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1998

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

Registrant's telephone number, including area code: (713) 650-89
00

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes X   No

     On March 31, 1998, there were outstanding 5,681,330 shares of the Company's common stock, par value $.01 per share.


       MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
             Quarterly Report on Form 10-Q for the
                  Quarter Ended March 31, 1998


Page
                                                         Number
PART I.  FINANCIAL INFORMATION

     Item 1.   Unaudited Financial Statements Consolidated Balance
               Sheets as of December  31, 1997 and March 31, 1998         3

               Consolidated Statements of Operations for the three
               months ended March 31, 1997 and March 31, 1998             4

               Consolidated Statement of Shareholders' Equity for
               the three months ended March 31, 1998                      5

               Consolidated Statements of Cash Flows for the three
               months ended March 31, 1997 and March 31, 1998             6

               Notes to Consolidated Financial Statements                 7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    .   8

PART II.  OTHER INFORMATION                                              15

SIGNATURE                                                                17

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                      December 31,   March 31,
                                                           1997         1998
ASSETS


Current Assets:
Cash and cash equivalents                                   308       117
Accounts receivable, no allowance for doubtful accounts   27524     25460
Materials and supplies, at average cost                    1225      2058
Total current assets                                      29057     27635
PROPERTY, PLANT AND EQUIPMENT, at cost:
Natural gas transmission facilities                       90859     92620
Investments in transmission facilities                     1341      1341
Natural gas processing facilities                          4626      4684
Oil and gas properties, using the full-cost method of      1344      1352
accounting
Other property and equipment                               2411      2465
                                                         100581    102462
ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION     -3029     -3729
                                                          97552     98733
OTHER ASSETS, net of amortization                          1429      2069
Total assets                                             128038    128437
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities                  25779     21612
Other current liabilities                                   491       218
Short-term borrowing from bank                              700      2213
Current portion of long-term debt payable to banks          199       190
Total current liabilities                                 27169     24233
LONG-TERM DEBT PAYABLE TO BANKS                           28923     29879
OTHER LIABILITIES                                           190       239
DEFERRED INCOME TAXES                                      9613      9613
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES              692       674
COMMITMENTS AND CONTINGENCIES (Note 3)
SHAREHOLDERS'EQUITY:
Common stock, $.01 par value, 10 million shares authorized,  57        57
5,681,330 shares issued and outstanding at December 31, 1997 and March 31, 1998
Paid-in capital                                           80695     80695
Accumulated deficit                                      -19283    -16935
Unearned compensati                                         -18       -18
Total Shareholders' equity                                61451     63799
Total liabilities and shareholders' equity               128038    128437


   The accompanying notes are an integral part of these consolidated financial statements.
            MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES


             UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except share data)

                                    For the Three Months Ended
                                      March 31,      March 31,
                                         1997           1998
OPERATING REVENUES:
Sale of natural gas                      10582          63176
Transportation fees                      835            2976
Natural gas processing revenue           1470           1099
Oil and gas revenues                     77             88
Total operating revenues                 12964          67339
OPERATING EXPENSES:
Cost of natural gas and transportation   10298          60455
charges
Natural gas processing costs             726            444
Production of oil and gas                12             10
Depreciation, depletion, and             255            693
amortization
General and administrative               374            1603
Total operating expenses                 11665          63205
OPERATING INCOME                         1299           4134
NON-OPERATING ITEMS:
Interest expense                         -95            -599
Minority interest in consolidated        -60            -2
subsidiaries
Other income (expense), net              -12            31
Total non-operating items                -167           -570
INCOME BEFORE INCOME TAXES               1132           3564
PROVISION FOR INCOME TAXES               0              -803
NET INCOME                               1132           2761
NET INCOME PER COMMON SHARE
Basic                                    .41            .49
Diluted                                  .41            .47
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
Basic                                    2749998        5681330
Diluted                                  2749998        5880110









    The accompanying notes are an integral part of these consolidated financial statements.

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        (In thousands, except share data)

                                 ACCUMULATED   COMMON PAID-IN  ACCUMULATED   UNEARNED         TOTAL
                                COMPREHENSIVE  STOCK  CAPITAL    DEFICIT    COMPENSATION   SHAREHOLDERS'
                                   INCOME                                                     EQUITY

BALANCE, December 31, 1996                0     25    26942        -13284            -90      13593
Shares issued or vested                   0      0        0             0             72         72
under various stock-based
compensation arrangements.
Sale of 2,315,000 shares  of              0     23    34030             0              0      34053
common stock
Common  stock  and  warrants              0      4     9167             0              0       9171
issued  in conjunction  with
the Midla Acquisition
10%  stock dividend (516,330              0      5    10556        -10565              0         -4
shares). (Note 2)
Net income                                0      0        0          5764              0       5764
Other  comprehensive income,              0      0        0             0              0          0
net of tax.
Common stock dividends, $.29              0      0        0         -1198              0      -1198
per share
Balance, December 31, 1997                0     57    80695        -19283            -18      61451
Net income                                0      0        0          2761              0       2761
Other  comprehensive income,              0      0        0             0              0          0
net of ta.
Common Stock dividends, $.07              0      0        0          -413              0       -413
per share
Balance, March 31, 1998 (Unaudited)       0     57    80695        -16935            -18      63799






   The accompanying notes are an integral part of these consolidated financial statements.
            MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES


             UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (In thousands)

                                             For the Three Months Ended
                                      March 31, 1997         March 31, 1998
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income                                 1132                     2761
Adjustments to arrive at
net cash provided by
operating activities-
Depreciation, depletion,                    255                      693
and amortization
Recognition of deferred                     -21                      -21
income
Minority interest in                         60                        2
consolidated subsidiaries
Other                                        18                       13
Changes in working capital
accounts-
Decrease in accounts                       3871                      577
receivable
Decrease in other current                     0                      163
assets
Decrease in accounts                      -2367                    -4645
payable and accrued
liabilities
Net cash provided by                       2948                     -457
operating activities
CASH FLOWS FROM INVESTING
ACTIVITIES:
Capital expenditures                       -425                    -1622
Acquisition                               -2000                        0
Other                                      -198                     -129
Net cash used by investing                -2623                    -1751
activities
CASH FLOWS FROM FINANCING
ACTIVITIES:
Bank debt borrowings                       2110                    12233
Bank dept repayments                       -362                    -9773
Distribution to joint venture partners        0                      -30
Dividends on common stock                  -200                     -413
Net cash provided by                       1548                     2017
financing activities
NET INCREASE (DECREASE)IN                  1873                     -191
CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS,                 1168                      308
beginning of period
CASH AND CASH EQUIVALENTS,                 3041                      117
end of period
CASH PAID FOR INTEREST                       95                      842
CASH PAID FOR INCOME TAXES                   51                      101


    The accompanying notes are an integral part of these consolidated financial statements.
       MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION

The accompanying unaudited financial information has been prepared by Midcoast Energy Resources, Inc. ("Midcoast" or "the Company") in accordance with the instructions to Form 10-Q. The unaudited information furnished reflects all adjustments, all of which were of a normal recurring nature, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain reclassification entries were made with regard to the Consolidated Financial Statements for the periods presented in 1997 so that the presentation of the information is consistent with reporting for the Consolidated Financial Statements in 1998.
It is suggested that the financial information be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


2.  CAPITAL STOCK

On   February   3,   1998,   the  Board  of   Directors   (the   "Board")
declared a 10 percent stock dividend on the Company's common stock. On March 2, 1998, shareholders of record as of February 13, 1998, received one additional share for each ten shares held.
Net   income  per  share,  dividends  per  share  and  weighted   average
shares outstanding have been retroactively restated to reflect the 10 percent stock dividend.


3.     COMMITMENTS AND CONTINGENCIES

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


MIT CONTINGENCY

As part of the Company's May 1997 acquisition of a 288 mile interstate transmission system pipeline ("the MIT System") and two end-user pipelines in northern Alabama ("the TRIGAS Systems"), collectively ("the MIT Acquisition") , the Company has agreed to pay additional contingent annual payments, which will be treated as deferred purchase price adjustments, not to exceed $250,000 per year. The amount each year is dependent upon revenues received by the Company from certain gas transportation contracts. The contingency is due over an eight-year period commencing April 1, 1998, and payable at the end of each anniversary date. The Company is obligated to pay the lesser of 50% of the gross revenues received under these contracts or $250,000 . The acquisition agreement for the MIT Acquisition also limits the amount of damages recoverable by Midcoast if there is a breach by the seller of the representations and warranties to
$10   million   after  damages  have  exceeded  $500,000,  and   requires
Midcoast   to   assert  any  such  claims  within  18   months   of   the
closing.



MIDLA CONTINGENCY

As part the Company's October 1997 acquisition of a 386 mile interstate transmission pipeline ("the MLGC System"), one intrastate ("the MLGT System"), two end-user pipelines and two offshore gathering pipelines, located in Louisiana, collectively ("the Midla Acquisition"), the Company agreed that if a specific contract with a third party was executed prior to October 2, 1999, which included specific provisions regarding price and throughputs, Midcoast would be obligated to issue 110,000 warrants to acquire Midcoast common stock at an exercise price of $19.773 per share to Republic. In addition, concurrent with initial expenditures on the project, the Company would incur a $1.2 million cash obligation to Republic. At March 31, 1998, none of the provisions of this contingency have been met.


4     SUBSEQUENT EVENTS

In April 1997, the Company announced its purchase of the Port Hudson system in Louisiana and in a separate transaction that it has acquired a 50 percent ownership in Texana Pipeline Company ("Texana"), a joint venture which owns the Texana pipeline in
south   Texas.   The   total  purchase  price  for   both   systems   was
$725,000.

The   Port   Hudson   system  was  purchased   by   Mid   Louisiana   Gas
Transmission Company ("MLGT") a wholly owned subsidiary, from Amoco Production Company. The system consists of approximately four miles of 12" pipeline near Port Hudson, Louisiana. MLGT acquired the system as part of its development of a high pressure pipeline to service new customers in and around the Port Hudson and Baton Rouge areas.
The Texana gathering pipeline system consists of 46 miles of primarily 6" to 8" pipeline which extends through Aransas, San
Patricio and Refugio counties in south Texas. The pipeline presently gathers natural gas from 12 producers with a system throughput of approximately 6 Mmcf/day. Midcoast Gas Pipeline
Inc., another wholly owned subsidiary of Midcoast, acquired the 50 percent in Texana from El Paso Energy Marketing Company.

ITEM    2.    MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OF   FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Since its formation, the Company has grown significantly as a result of the construction and acquisition of new pipeline facilities. Since the first quarter of 1994, the Company acquired or constructed 46 pipelines for an aggregate acquisition cost of over $82 million. The Company believes the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by
integrating   the  acquired  and  newly  constructed  pipeline   systems.
As the Company pursues its growth strategy in the future, its financial position and results of operations may fluctuate significantly from period to period.

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

The   Company's  natural  gas  processing  revenues  are  realized   from
the extraction and sale of natural gas liquids ("NGLs") as well as the sale of the residual natural gas. Once extracted, the NGLs are further fractionated in the Company's facilities into products such as ethane, propane, butanes, natural gasoline and condensate, then sold to various wholesalers along with raw sulfur from the Company's sulfur recovery plant. Typically, the Company enters into agreements with natural gas producers wherein the Company and the producer share in the revenue generated from the sale of NGLs extracted at the Company's facilities. The Company's processing operations can be adversely affected by declines in NGL and natural gas prices, declines in gas throughput or increases in shrinkage or fuel costs.

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

The Company has had quarter-to-quarter fluctuations in its financial results in the past due to the fact that the Company's natural gas sales and pipeline throughputs can be affected by changes in demand for natural gas primarily because of the weather. Although, historically, quarter-to-quarter fluctuations resulting from weather variations have not been significant, the acquisitions of the Magnolia System, the MIT System and the MLGC System have increased the impact that weather conditions have on the Company's financial results. In particular, demand on the
Magnolia System, MIT System and MLGC System fluctuate due to weather variations because of the large municipal and other seasonal customers which are served by the respective systems. As a result, historically the winter months have generated more income than summer months on these systems. There can be no assurances that the Company's efforts to minimize such effects will have any impact on future quarter-to-quarter fluctuations due to changes in demand resulting from variations in weather conditions. Furthermore, future results could differ materially from  historical  results  due  to  a number  of  factors  including  but not limited to interruption or cancellation of existing contracts, the impact of competitive products and services, pricing of and demand for such products and services and the presence of competitors with greater financial resources.

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

RESULTS OF OPERATIONS

The following tables present certain data for major operating units of Midcoast for the three month periods ended March 31, 1997 and March 31, 1998. A discussion follows which explains significant factors that have affected Midcoast's operating results during these periods. Gross margin for each of the units is defined as the revenues of the unit less related direct costs and expenses of the unit. As previously discussed, the Company provides natural gas marketing services to its customers. For analysis purposes, the Company accounts for the marketing services by recording the marketing activity on the operating
unit  where  it  occurs.   Therefore,  the  gross  margin  for  each   of
the   major  operating  units  include  a  transportation  and  marketing component.

TRANSMISSION PIPELINES
                                 For the Three Months Ended March 31,
                                        1997                1998
                                      (in thousands, except gross
                                            margin per Mmbtu)

OPERATING REVENUES:
Transportation Fees                      369                 1997
Marketing                               4999                39314
TOTAL OPERATING REVENUES                5368                41311
OPERATING EXPENSES:
Cost of Natural Gas and                 4798                35875
Transportation Charges
Operating Expenses                       112                 1172
TOTAL OPERATING EXPENSES                4910                37047
GROSS MARGIN                             458                 4264
VOLUME (in Mmbtu)
Transportation                          3848                15152
Marketing                               1767                16348
TOTAL VOLUME                            5615                31500
GROSS MARGIN per Mmbtu                   .08                  .14


The Company's entrance into the regulated interstate pipeline business with the acquisition of the MIT System (June 1997) and the MLGC Systems (November 1997) significantly enhanced the Company's transmission pipelines operations in 1998. Significant increases in revenues, gross margin, sales volumes and margin per Mmbtu are primarily attributable to the MIT and MLGC System. In addition, other Midcoast transmission systems margins increased when compared to the equivalent period in 1997 but were partially mitigated by weather related decreases in throughput volume. Corresponding reductions in cost of sales as well as favorable marketing operations were responsible for the increased margin.

The Company has succeeded in increasing contracted transportation volumes on both the MIT System and MLGC System since completing the acquisitions. Through the completion of two successful open seasons, contracted demand on the MIT System has increased by 28% for the winter of 1998 which includes new long term transportation agreements with the cities of Huntsville and Decatur, Alabama. Construction of new pipeline facilities on the MIT System is planned to accommodate the incremental volumes generated by the new transportation contracts and is awaiting FERC approval. Contracted demand on the MLGC System has increased due to the execution of a new 20 Mmcf/day gas transportation contract to service a new cogeneration facility near Baton Rouge. Transportation services under the new contract will commence upon the completion of related construction of new facilities expected in the fourth quarter of 1998.



END-USER PIPELINES

                                  For the Three Months Ended March 31,
                                          1997               1998
                                       (in thousands, except gross
                                             margin per Mmbtu)
OPERATING REVENUES:
End-User Transportation Fees               278                764
Marketing                                 3974              22905
TOTAL OPERATING REVENUES                  4252              23669
OPERATING EXPENSES:
Cost of Natural Gas and                   3634              22196
Transportation Charges
Operating Expenses                          39                 45
TOTAL OPERATING EXPENSES                  3673              22241
GROSS MARGIN                               579               1428
VOLUME (in Mmbtu)
Transportation                            1945               4883
Marketing                                 1375              10236
TOTAL VOLUME                              3320              15119
GROSS MARGIN per Mmbtu                     .17                .09



The Company's gross margin for the end-user pipelines operating unit increased 147% from $579,000 to $1,428,000 for the three month periods ending March 31, 1997 and 1998, respectively. The acquisition of the TRIGAS (June 1997) and the MLGT System (November 1997) are responsible for the significant increases in revenues, gross margin and sales volumes. Gross margin per Mmbtu declined 50% from the prior year quarter primarily due to marketing activities becoming a much larger component of the revenue mix within the end-user pipeline operating unit. Marketing transactions are typically characterized as high dollar, large volume, low margin transactions.

Since Midcoast's ownership of the MLGT System, new marketing services contracts have been executed to provide 25 Mmcf/day of new marketing services beginning January 1, 1998 to an industrial facility near Port Hudson, Louisiana, and an additional 40 Mmcf/day of natural gas marketing services to a new cogeneration facility near Baton Rouge by the end of 1998. The Company is currently constructing a new high pressure end-user pipeline system to service the new contracts. The new pipeline will allow the Company to compete for potential new customers along the industrial corridor of the Mississippi River requiring natural gas at pressures previously not available through the MLGT System.

GATHERING PIPELINES AND NATURAL GAS PROCESSING

                                     For the Three Months Ended March 31,
                                         1997                1998
                                          (in thousands, except gross
                                             margin per Mmbtu)
OPERATING REVENUES:
Gathering Transportation                  188                 215
Fees
Processing Revenue                       1470                1099
Marketing                                1609                 957
TOTAL OPERATING REVENUES                 3267                2271
OPERATING EXPENSES:
Cost of Natural Gas and                  1332                 777
Transportation Charges
Processing Costs                          726                 444
Operating Expenses                        383                 390
TOTAL OPERATION EXPENSES                 2441                1611
GROSS MARGIN                              826                 660
VOLUME (in Mmbtu)
Gathering                                3313                5866
Processing                                494                 511
Marketing                                 595                 461
TOTAL VOLUME                             4402                6838
GROSS MARGIN per Mmbtu                    .19                 .10


The gathering pipelines and natural gas processing operating unit reflected mixed results for the three month period ended March 31, 1998 as compared to the equivalent period in 1997. Although gathering volumes increased (primarily as a result of the Midla Acquisition), the gross margin for the operating unit as a whole decreased 20% or $166,000. Contributing factors to the decline include a reduction in processing margins, normal production declines on certain gathering pipelines mitigated by increased volumes on newly acquired gathering pipelines in the Midla Acquisition. Due to a market decline in NGL prices, processing margins at the Harmony Gas Plant decreased by $89,000 despite a small increase in processing volume. Gathered volumes reflect a 77% increase, however, significant volumes were gathered by pipelines acquired in the Midla Acquisition which charge a much lower rate than the average gross margin per Mmbtu for the operating unit as a whole. As a result of these factors, the gross margin on a per Mmbtu basis declined sharply.

The future profitability of the Harmony Plant will be affected by changes in commodity pricing of NGL and natural gas, production curtailments, shut-in wells and also the natural declines in the deliverability of the reservoirs connected and dedicated to Midcoast's processing plant.

OTHER INCOME, COSTS AND EXPENSES

In the three month period ended March 31, 1998, the Company received revenues of $88,000 from its oil and gas properties as compared to $77,000 over the same period in 1997. The increase is primarily associated with a successful drilling program in the Company's Sun Field properties. In addition, certain of Midcoast's oil and gas properties have been approved for changes in well spacing and tertiary recovery by depressurization. The Company believes these factors may contribute to increased volumes and revenues for its oil and gas properties.
In the three month period ended March 31, 1998, the Company's depreciation, depletion and amortization increased to $693,000 from $255,000 when compared to 1997. The increase is primarily due to increased depreciation on assets acquired in the MIT and Midla Acquisitions. Collectively, these new acquisitions accounted for 93% of the increase of $438,000.

In the three month period ended March 31, 1998, the Company's general and administrative expenses increased to $1,603,000 from $374,000 in 1997. The increase is primarily due to increased costs associated with the management of the assets acquired in the MIT and Midla Acquisitions. Collectively, these new acquisitions accounted for 121% of the increase of $1,229,000. In addition, the increase can be attributed to the Company's expansion of its infrastructure to allow for continued growth.

Interest expense for the three months ended March 31, 1998 and 1997, was approximately $599,000 and $95,000, respectively. The increased expense is a result of additional debt incurred for the Midla Acquisition. The Company was servicing an average of $31.0 million in debt through March 31, 1998 as compared to $4.5 million in debt for the three month period ended March 31, 1997. The additional expense related to increased debt levels was mitigated by a reduction in the Company's weighted average interest rate. The Company's weighted average interest rate was 7.72% for the three months ended March 31, 1998 as compared to 8.44% for the comparable 1997 period.

The Company recognized operating income and net income for the three month period ended March 31, 1998 of $4.1 million and $2.7 million, respectively, as compared to $1.3 million in operating income and $1.1 million in net income for equivalent period in 1997. Basic earnings per share ("EPS") increased 20% from $0.41 in 1997 to $.49 in 1998. The Company achieved the increased EPS despite the dilutive effects of issuing additional shares in the July 1997 common stock offering. The significant improvement in EPS is primarily attributable to the positive impact of accretive acquisitions consummated during 1997.

INCOME TAXES

As of December 31, 1997, the Company had net operating loss ("NOL") carryforwards of approximately $17.0 million, subject to revision based on Republics final tax returns, expiring in various amounts from 1998 through 2012. These NOLs were generated by the Company's predecessor and Republic. The ability of the Company to utilize the carryforwards is dependent upon the Company generating sufficient taxable income and will be affected by annual limitations (currently estimated at approximately $4.9 million) on the use of such carryforwards due to a change in shareholder control under the Internal Revenue Code triggered by the Company's July 1997 common stock offering and the change of ownership created by the acquisition of Republic. The Company believes, however, that the limitation will not materially impact the Company's ability to utilize the NOL carryforwards prior to their expiration. Depending on profitability, the limitation could result in the Company's income tax expense to increase as compared to previous years where no such limitation existed.

CAPITAL RESOURCES AND LIQUIDITY

The Company had historically funded its capital requirements through cash flow from operations and borrowings from affiliates and various commercial lenders. However, the capital resources of the Company were significantly improved with the equity infusion derived from its initial and secondary common stock offerings in August 1996 and July 1997, respectively.

The net proceeds of the Company's combined stock offerings contributed approximately $42.1 million and significantly improved the Company's financial flexibility. This increased flexibility has allowed the Company to pursue acquisition and expansion opportunities utilizing lower cost conventional bank debt financing. Currently, the Company's long-term debt to total capitalization ratio stands at 32%.

Based on a re-evaluation of the cash flows generated from recent acquisitions, Bank One Texas, N.A. ("Bank One") increased the borrowing availability under the Company's bank financing agreements. On October 31, 1997, amendments to credit agreements were entered into which increased the Company's borrowing availability from $46.5 million to $80.0 million, eliminated principal reduction requirements, lowered the interest rate on borrowings, and extended the maturity of the facility one year to August 22, 2000.

Bank One has committed to lending, in the aggregate, up to $60.0 million of the $80.0 million in borrowing availability. If required, the additional $20.0 million may be accessed with the inclusion of another bank lender in a bank syndication. The amended credit agreements provide borrowing availability as follows: (i) a $15.0 million LC Line of Credit Facility, of which $3.0 million can be used for working capital needs and $12.0 million is available for issuance of letters of credit, (ii) a $60.0 million Revolver which expires in August 2000 and (iii) a $5.0 million MIT Revolver expiring August 2000 (collectively the "Credit Agreements").

When borrowings under the amended Credit Agreements are less than 50% of the $80.0 million borrowing base, at the Company's option, interest will accrue at LIBOR plus 1.5% or the Bank One base rate. When borrowings are greater than 50% of available credit, an additional .25% will be added to the above rates. These rates reflect a 1% reduction in the LIBOR option and a .25% reduction in the Bank One base rate option effective September 2, 1997. In addition, the Company is subject to a non-recurring 1% facility fee as funds are borrowed, as well as a .375% commitment fee payable quarterly on the unused portion of borrowing availability. The Credit Agreements are secured by all accounts receivable, contracts, the pledge of the stock of MIT, MLGC and the pledge of the stock of Magnolia Pipeline Corporation and a first lien security interest in the Company's pipeline systems.

The borrowing availability under each line is subject to revision, on a monthly basis for the LC Line of Credit Facility and a semi-annual basis for the Revolver's, based on the performance of the Company's existing assets and any asset dispositions or additions from new construction or acquisitions. The Credit Agreements contains a number of customary covenants that require the Company to maintain certain financial ratios, and limit the Company's ability to incur additional indebtedness, transfer or sell assets, create liens, or enter into a merger or consolidation. Midcoast was in compliance with such financial covenants at March 31, 1998.

For the three months ended March 31, 1998, the Company generated cash flow from operating activities of approximately $3,448,000 before changes in working capital accounts and had approximately
$48.3   million  available  to  the  Company  under  its   Credit
Agreements.   At  March 31, 1998, the Company  had  committed  to
making approximately $10.9 million in capital expenditures for the remainder of 1998. The Company believes that its existing Credit Agreement and funds provided by operations will be sufficient for it to meet its operating cash needs for the foreseeable future, and its projected capital expenditures of approximately $10.9
million.   If funds under the Credit Agreements are not available
to fund acquisition and construction projects the Company would seek to obtain such financing from the sale of equity securities or other debt financing. There can be no assurances that any such financing will be available on terms acceptable to the Company. Should sufficient capital not be available, the Company will not be able to implement its growth strategy.

RISK MANAGEMENT

According to guidelines provided by the Board, the Company enters into exchange-traded commodity futures, options and swap contracts to reduce the exposure to market fluctuations in price and transportation costs of energy commodities and is not to engage in speculative trading. Approvals are required from senior management prior to the execution of any financial derivative. The financial derivatives have pricing terms indexed to both the New York Mercantile Exchange and Kansas City Board of Trade. The Company's market exposures arise from inventory balances and fixed price purchase and sale commitments. The Company uses the exchange-traded commodities to manage and hedge price risk related to these market exposures.

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

LEGAL PROCEEDINGS

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



 ITEM 6.                Exhibits and Reports on Form 8-K

 a.   Exhibits:

 EXHIBITS        DESCRIPTION OF EXHIBITS

*4.14 First Amendment to Voting/Proxy Agreement dated April 29, 1998 by and between Midcoast Energy Resources, Inc. and Steven G. Herbst, June Herbst, Kenneth Holmes, Jr., Dorothy C. Holmes and Rainbow Investments Company and Chase Bank of Texas.

10.27 Third Amendment to Employment Agreement dated March 2, 1998 by and
      between   Midcoast  Energy  Resources,  Inc.  and  Dan   Tutcher.
      (Incorporated  by  reference  from  Midcoast  Form   10-K   dated
      December 31, 1997).

10.28 Third Amendment to Employment Agreement dated March 18, 1998 by and between Midcoast Energy Resources, Inc. and I.J. Berthelot,
      II. (Incorporated by reference from Midcoast Form 10-K dated December 31, 1997).

10.29 Third Amendment to Employment Agreement dated March 18, 1998 by and between Midcoast Energy Resources, Inc. and Richard Robert.
      (Incorporated  by  reference  from  Midcoast  Form   10-K   dated
      December 31, 1997).
______
* Filed herewith

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

 Date: May 14, 1998