Form 10-Q
period 1998-06-30
MIDCOAST ENERGY RESOURCES INC
filed 1998-08-13
CIK 276327

U.S. SECURITIES AND EXCHANGE COMMISSION


                          	Washington, D.C.  20549

                                 	FORM 10-Q

[X] 	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
	        Act of 1934 for the Quarterly Period Ended June 30, 1998

[ ]		Transition Report Pursuant to Section 13 or 15(d) of the Securities
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

	Registrant's telephone number, including area code: (713) 650- 8900

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.  Yes X   No

	On June 30, 1998, there were outstanding 5,719,665 shares of the Company's common stock, par value $.01 per share.

	  MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
	                   Quarterly Report on Form 10-Q for the
	                        Quarter Ended June 30, 1998

                                                 						             Page
                                                                  	Number
PART I.  FINANCIAL INFORMATION

 Item 1.   Unaudited Financial Statements

	Consolidated Balance Sheets as of December 31, 1997
 	and June 30, 1998	                                                  3

	Consolidated Statements of Operations for the three months
  	and six months ended June 30, 1997 and June 30, 1998	              4

	Consolidated Statement of Shareholders' Equity for
   	the six months ended June 30, 1998	                               5

	Consolidated Statements of Cash Flows for the three months
   	and six months ended June 30, 1997 and June 30, 1998             	6

	Notes to Consolidated Financial Statements                          	7

Item 2.   Management's Discussion and Analysis of Financial Condition
         	and Results of Operations	.                                 9

PART II.  OTHER INFORMATION                                          	15

SIGNATURE                                                            	17

	MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                    UNAUDITED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                		                     	 December 31,                 June 30,
  			                                       1997                	       1998
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents            $         308 	          	$      1,815
  Accounts receivable, no
    allowance for doubtful accounts          27,524 	  	              18,079
  Materials and supplies, at
    average cost	                             1,225 	                  1,688

Total current assets                  	      29,057		                 21,582

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Natural gas transmission facilities        	90,859	                 	96,581
 Investment in transmission facilities       	1,341	                  	1,342
 Natural gas processing facilities           	4,626	                  	4,741
 Oil and gas properties, using the
   full-cost method of accounting	            1,344	                  	1,357
 Other property and equipment         	       2,411		                  2,541
                                          		100,581                		106,562

ACCUMULATED DEPRECIATION, DEPLETION
  AND AMORTIZATION	                          (3,029)		                (4,399)
	                                           	97,552                		102,163

OTHER ASSETS, net of amortization	            1,429		                  2,336

	Total assets                           	$  128,038	               	$126,081

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued
   liabilities                          	$   25,779              		$  14,377
 Other current liabilities                     	491	                    	176
 Short-term borrowing from bank                	700	                  	1,704
 Current portion of long-term debt
   payable to banks	                            199	 	                   233

 Total current liabilities	                  27,169		                 16,490

LONG-TERM DEBT PAYABLE TO BANKS	             28,923		                 32,234

OTHER LIABILITIES                              	190	                    	379

DEFERRED INCOME TAXES                        	9,613	                 	10,370

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARIES                                 	692                  		1,265

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value,
   25 million shares authorized,
   5,681,330 and 5,719,665 shares
   issued and outstanding at
   December 31, 1997 and June 30, 1998,
   respectively (Note 2).                         	57                   		57
  Paid-in capital                             	80,695               		80,969
  Accumulated deficit                        	(19,283)	             	(15,665)
  Unearned compensation	                          (18)		                 (18)

	Total shareholders' equity	                   61,451 		              65,343

	Total liabilities and  shareholders'
   equity                                  	$ 128,038	             	$126,081


The accompanying notes are an integral part of these consolidated financial statements.

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except share data)

       		                  For the Three Months Ended   For the Six Months Ended
        		                   June 30,      June 30,      	June 30,   June 30,
                 			          1997           1998           1997    	  1998
OPERATING REVENUES:
 Sale of natural gas and
  transportation fees       $  10,149      	$ 45,977      $ 20,731   	$ 109,153
  Transportation revenue        1,381         	2,325        	2,216       	5,301
  Natural gas processing
    revenue      		             1,056         	1,007        	2,527      	 2,106
  Oil and gas revenues		           75	           236	          152	         324

Total operating revenues  	    12,661	        49,545	       25,626      116,884

OPERATING EXPENSES:
 Cost of natural gas and
  transportation charges      	 9,827        	44,226        	19,882    	104,402
 Natural gas processing costs     858	           742         	1,829      	1,465
 Production of oil and gas       		17            	18            	28         	29
 Depreciation, depletion and
  amortization                  	 314           	695           	569       	1,388
 General and administrative	      581    	     1,313     	      955 	      2,916

Total operating expenses       11,597	        46,994       	 23,263	     110,200

	Operating income	      	       1,064         	2,551         	2,363       	6,684

NON-OPERATING ITEMS:
 Interest expense              		(401)         	(637)         	(497)   	  (1,236)
 Minority interest in
  consolidated subsidiaries	      (55)        	  (40)         	(115)        	(42)
Other income (expense), net       15	            95              4 	         127

INCOME BEFORE INCOME TAXES       	 623	         1,969        	1,755        5,533

PROVISION FOR INCOME TAXES 	        -  	        (241)    	        -       (1,044)


NET INCOME	                 	$     623 	$       1,728    	$     1,755  	$  4,489


EARNINGS PER COMMON SHARE:

     BASIC	                		$    .23	  $         .30 	   $        .64	 $    .79

     DILUTED	               	$    .22   $         .29    	$        .63  $    .76



WEIGHTED AVERAGE NUMBER OF
COMMON  SHARES  OUTSTANDING:

      BASIC			                2,749,998   	 5,702,226        2,749,998  5,691,836

      DILUTED		               2,826,312   	 5,902,935      	 2,801,888  5,891,581

The accompanying notes are an integral part of these consolidated financial statements.

MIDCOAST ENERGY RESOURCES INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                       (In thousands, except share data)


                                            ACCUMULATED                                                             TOTAL
                                           COMPREHENSIVE   COMMON      PAID-IN     ACCUMULATED      UNEARNED     SHAREHOLDERS'
                                               INCOME       STOCK      CAPITAL        DEFICIT     COMPENSATION       EQUITY
BALANCE, December 31, 1996..............    $      -       $   25    $  26,942    $   (13,284)     $     (90)    $     13,593

Shares issued or vested under various
  stock-based compensation arrangements.           -            -            -              -             72               72
Sale of 2,315,000 shares of common
  stock.................................           -           23       34,030              -              -           34,053
Common stock and warrants issued in
 conjunction with the Midla Acquisition            -            4        9,167              -              -            9,171
10% stock dividend (516,330 shares).....           -            5       10,556        (10,565)             -               (4)
Net income .............................           -            -            -          5,764              -            5,764
Other comprehensive income, net of tax .           -            -            -              -              -                -
Common stock dividends, $.29 per share .           -            -            -         (1,198)             -           (1,198)

BALANCE, December 31, 1997 ............ .   $      -       $   57    $  80,695    $   (19,283)   $       (18)     $    61,451


Net income .............................           -            -            -          4,489              -            4,489
Warrants exercised......................           -            -          274              -              -              274
Other comprehensive income, net of tax .           -            -            -              -              -                -
Common stock dividends, $.15 per share .           -            -            -           (871)             -             (871)

BALANCE, June 30, 1998 (Unaudited).....    $       -       $   57    $  80,969   $    (15,665)   $       (18)     $    65,343


The accompanying notes are an integral part of these consolidated financial statements.

                  MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (In thousands)

              				 	     For the Three Months Ended    For the Six Months Ended
                          June 30,       June 30, 	     June 30,      June 30,
              	            1997           1998       	   1997      	   1998
CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net income              $    623 	     $     1,728	      $    1,755	   $ 4,489
 Adjustments to arrive
  at net cash provided
  (used) in operating
   activities-
 Depreciation,
  depletion and
  amortization 	             	314              	695             	569     	1,388
 Increase in deferred
  tax liability 	              	9	              757	               9       	757
 Minority interest in
  consolidated
  subsidiaries 	              	55               	40            	115         	42
 Other                     			164               	79            	161         	71
 Changes in working
  capital accounts-
 (Increase) Decrease
  in accounts receivable 		(5,136)           	9,962         	(1,265)    	10,539
 Increase in other
  current assets	           	(552)     	       (626)          	(552)      	(463)
 Increase (Decrease)
  in accounts payable
  and accrued liabilities    2,855 	         (7,743)   	        488	    (12,388)

Net cash provided (used)
 by operating activities 	  (1,668)   	       4,892 	         1,280	      4,435

CASH FLOWS FROM
INVESTING ACTIVITIES:
 Acquisitions            		(37,495)         	(3,425)	       (39,715)    	(3,425)
 Capital expenditures        		(95)         	(1,398)	          (143)    	(3,020)
 Other            			         (344)	           (625)	          (640) 	     (754)

Net cash used in
investing activities	 	    (37,934)	         (5,448) 	      (40,498)	    (7,199)

CASH FLOWS FROM
FINANCING ACTIVITIES:
 Bank debt borrowings     		37,565           	6,506         	39,675     	18,739
 Bank debt repayments       		(543)         	(4,674)          	(905)   	(14,447)
 Contributions from
  (distributions to)
  joint venture partners	    	(170)            	880           	(228)       	850
 Dividends on common stock    (200) 	          (458)  	        (400)       (871)

Net cash provided by
financing activities		      36,652	           2,254 	        38,142       4,271

NET INCREASE (DECREASE)
IN CASH AND CASH
EQUIVALENTS		               (2,950)	          1,698    	     (1,076)	     1,507

CASH AND CASH EQUIVALENTS,
 beginning of period		       3,042 	            117 	         1,168 	       308

CASH AND CASH EQUIVALENTS,
 end of period          		$     92    $       1,815   	$         92 	$    1,815


CASH PAID FOR INTEREST  		$     81   	$         571   	$       210  	$    1,413

CASH PAID FOR INCOME
TAXES                   		$      1	   $          36	   $        53  	$      137


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


2.  CAPITAL STOCK

At the May 15, 1998, Annual Shareholder meeting, the Board of Directors resolution to amend the Articles of Incorporation to increase the number of authorized shares of common stock, par value $.01 per share from Ten Million (10,000,000) to Twenty-Five Million (25,000,000) shares and to authorize Five Million (5,000,000) shares of preferred stock, par value $.01 per share was approved.


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

MIT CONTINGENCY

As part of the Company's May 1997 acquisition of a 288 mile interstate transmission system pipeline ("the MIT System") and two end-user pipelines in northern Alabama ("the TRIGAS Systems"), collectively ("the MIT Acquisition"), the Company has agreed to pay additional contingent annual payments, which will be treated as deferred purchase price adjustments, not to exceed
$250,000 per year. The amount each year is dependent upon revenues received by the Company from certain gas transportation contracts. The contingency is due over an eight-year period commencing April 1, 1998, and payable at the end of each anniversary date. The Company is obligated to pay the lesser of 50% of the gross revenues received under these contracts or $250,000.


MIDLA CONTINGENCY

In October 1997, the Company acquired a 386 mile interstate transmission pipeline (the "MLGC System"), one intrastate (the "MLGT System"), two end-user pipelines and two offshore gathering pipelines, located in Louisiana (collectively the "Midla Acquisition"), from Republic Gas Partners, LLC. ("Republic"). In conjunction with the acquisition, the Company agreed that if a specific contract with a third party was executed prior to October 2, 1999, which included specific provisions regarding price and throughputs, Midcoast would be obligated to issue 110,000 warrants to Republic to acquire Midcoast common stock at an exercise price of $19.77 per share. In addition, concurrent with initial expenditures on the project, the Company would incur a $1.2 million cash obligation to Republic. At June 30, 1998, none of the provisions of this contingency have been met.

4.    ACQUISITIONS

CREOLE SYSTEM

On June 30, 1998, Mid Louisiana Gas Transmission Company ("MLGT"), a wholly owned subsidiary of the Company purchased Creole Gas Pipeline Corporation ("Creole") from El Paso Energy Corporation. Under the agreement, Midcoast acquired all the issued and outstanding common stock of Creole for $2.9 million. Creole owns and operates a 44-mile pipeline system near
New Orleans, Louisiana. The system, which has a capacity of 115,000 Mcf/day and an average throughput of 50,000 Mcf/day, serves several large industrial customers.

PORT HUDSON AND TEXANA SYSTEMS

In April, two of the Company's wholly owned subsidiaries purchased the Port Hudson system in Louisiana and in a separate transaction, acquired a 50% ownership in Texana Pipeline Company ("Texana"), a joint venture which owns the Texana pipeline in south Texas. The total purchase price for both systems was $725,000.

The Port Hudson system was purchased by MLGT from Amoco Production Company. The system consists of approximately four miles of 12" pipeline near Port Hudson, Louisiana. MLGT acquired the system as part of its development of a high pressure pipeline to service new customers in and around the Port Hudson and Baton Rouge areas.

The 50% interest in Texana was acquired from El Paso Energy Marketing Company. The Texana gathering pipeline system consists of 46 miles of primarily 6" to 8" pipeline which extends through Aransas, San Patricio and Refugio counties in south Texas. The pipeline presently gathers natural gas from 12 producers with a system throughput of approximately 6 Mmcf/day.

5.     SUBSEQUENT EVENTS

ANADARKO ACQUISITION

On July 30, 1998, the Company announced that it had entered into a definitive agreement to purchase the Anadarko pipeline system from El Paso Field Services Company, a business unit of El Paso Energy Corporation, for cash consideration of $35 million.

Under the agreement, Midcoast will acquire ownership and operation of the Anadarko gathering system located in Beckham and Roger Mills counties, Oklahoma and Hemphill, Roberts and Wheeler counties, Texas. The system is comprised of over 696 miles of primarily 16" and 20" pipeline with an average throughput of 151 Mmcf/day and a total capacity of 345 Mmcf/day. The system gathers gas from approximately 250 wells and includes a 40 Mmcf/day natural gas processing facility, 11 compressor stations with a total of over 14,000 horsepower and interconnections with eight major interstate and intrastate pipeline systems.

Midcoast plans to finance the acquisition utilizing its bank credit facility. Closing is anticipated during the third quarter and is subject to review by the Department of Justice and the Federal Trade Commission under the Hart-Scott-Rodino Act.

KOCH ACQUISITION

In July 1998, the Company, through its wholly owned subsidiaries, MLGC and MLGT purchased two pipeline systems from Koch Gateway Pipeline Company, for cash consideration of $2.6 million. The pipeline systems, which comprise approximately 10 miles of 6" to 12" pipeline near Baton Rouge, Louisiana, are being acquired as a part of Midcoast's development of a high pressure pipeline to enhance service to new and existing customers in and around the Baton Rogue area. The expansion will help meet the demand resulting from new contracts executed by Midcoast's subsidiaries to provide a combined
65 Mmcf/day of new marketing services and 20 Mmcf/day of new transportation services to an industrial facility near Port Hudson, Louisiana and a new cogeneration facility near Baton Rogue.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  	                   AND RESULTS OF OPERATIONS

The Company has grown significantly as a result of the construction and acquisition of new pipeline facilities. Since January of 1997, the Company acquired 14 pipelines for an aggregate acquisition cost of over $74.3 million. The Company believes the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired pipeline systems. As the Company pursues its growth strategy in the future, its financial position and results of operations may fluctuate significantly from period to period.

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

The Company has had quarter-to-quarter fluctuations in its financial results in the past due to the fact that the Company's natural gas sales and pipeline throughputs can be affected by changes in demand for natural gas primarily because of the weather. Although, historically, quarter-to-quarter fluctuations resulting from weather variations have not been significant, the acquisitions of the Magnolia System, the MIT System and the MLGC System have increased the impact that weather conditions have on the Company's financial results. In particular, demand on the Magnolia System, MIT System and MLGC System fluctuate due to weather variations because of the large municipal and other seasonal customers which are served by the respective systems. As a result, historically the winter months have generated more income than summer months on these systems. There can be no assurances that the Company's efforts to minimize such effects will have any impact on future quarter-to-quarter flucations due to changes in demand resulting from variations in weather conditions. Furthermore, future results could differ materially from historical results due to a number of factors including but not limited to interruption or cancellation of existing contracts, the impact of competive products and services, pricing of and demand for such products and services and the presence of competitors with greater financial resources.

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

RESULTS OF OPERATIONS

The following tables present certain data for major operating units of Midcoast for the three and six month periods ended June 30, 1997 and June 30, 1998. A discussion follows which explains significant factors that have affected Midcoast's operating results during these periods. Gross margin for each of the units is defined as the revenues of the unit less related direct costs and expenses of the unit. As previously discussed, the Company provides natural gas marketing services to its customers. For analysis purposes, the Company accounts for the marketing services by recording the marketing activity on the operating unit where it occurs. Therefore, the gross margin for each of the major operating units include a transportation and marketing component.

TRANSMISSION PIPELINES
(In thousands, except gross margin per MMBtu)
                             For the Three Months Ended                 For the Six Months Ended
                              June 30,       June 30,                      June 30,     June 30,
                                1997          1998                            1997        1998

OPERATING REVENUES:
  Transporation Fees         $  610          $ 1,302                     $   979       $  3,299
  Marketing                   4,700           24,415                       9,699         63,729
  TOTAL OPERATING REVENUES:   5,310           25,717                      10,678         67,028

OPERATING EXPENSES:
  Cost of Natural Gas and
   Transportation Charges     4,405           22,421                       9,203         58,296
   Operating Expenses           194            1,030                         306          2,202
   TOTAL OPERATING EXPENSES   4,599           23,451                       9,509         60,498

   GROSS MARGIN              $  711          $ 2,266                     $ 1,169       $  6,530

VOLUME (in Mmbtu)
  Transportation              3,709           10,579                       7,557          25,731
  Marketing                   1,819           10,518                       3,586          26,866
    TOTAL VOLUME              5,528           21,097                      11,143          52,597
GROSS MARGIN per Mmbtu       $  .13          $   .11                     $   .10       $     .12


The Company's entrance into the regulated interstate pipeline business began with the acquisition of the MIT System (June 1997) and the MLGC System (November
1997) which significantly enhanced the Company's transmission pipeline operations in 1998. Significant increases in revenues, sales volumes and gross margin are attributable to full quarter and year-to-date operations of the MIT and MLGC Systems. In the three and six month periods ended June 30, 1998, revenues increased 384% and 528%, respectively on corresponding volume increases of 282% and 372%. For the same periods, gross margins increased by 219% and 459% to $1,169,000 and $6,530,000 from $711,000 and $2,266,000.

The gross margin per Mmbtu was affected by the inclusion of the MIT System and the MLGC System during the 1998 periods. These systems are subject to seasonal margin variations. The MIT System has a lower summer (April-October) tariff rate than its winter (November-March) tariff rate. The MLGC System allows customers to reduce their demand capacity during the summer months. These factors resulted in lowering revenues in the second quarter of 1998 as compared to the first quarter of 1998.

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

END-USER PIPELINES
(In thousands, except gross margin per MMBtu)

                                        For the Three Months Ended    For the Six Months Ended
                                         June 30,       June 30,       June 30,     June 30,
                                           1997  	        1998          1997  	       1998
OPERATING REVENUES:
 End-User Transportation Fees           $  602	          $ 795	       $ 880         	$1,559
 Marketing		                             4,307	         20,427        8,281	         43,197
	TOTAL OPERATING REVENUES:		             4,909	         21,222	       9,161  	       44,756
OPERATING EXPENSES:
 Cost of Natural Gas and
   Transportation Charges	               4,203         	19,852       	7,837        	 42,048
 Operating Expenses		                       49	             48	          88	             93
	TOTAL OPERATING EXPENSES:		             4,252	         19,900	       7,925 	        42,141

	GROSS MARGIN	            	             $  657	        $ 1,322	      $1,236	        $ 2,615

VOLUME (in Mmbtu)
 Transportation                   		     1,879	          4,555	       3,824      	    9,438
 Marketing		                             1,891	          9,060	       3,266	         19,296
	TOTAL VOLUME		                          3,770	         13,615	       7,090	         28,734

GROSS MARGIN per Mmbtu	 	               $  .17	        $   .10      	$  .17	        $   .09


The Company's end-user operating unit experienced increases in sales volumes for the three and six month periods ended June 30, 1998, primarily due to the full quarter and year-to-date operations of the acquisitions of the TRIGAS Systems (June 1997) and MLGT System (November 1997). As a result, in the three and six month periods ended June 30, 1998, revenues increased 330% and 389%, and gross margin increased 81% and 112%, respectively.

The Company's gross margin per Mmbtu declined for the three and six month periods ended June 30, 1998. The decrease is attributable to an increase in marketing activities which are characterized by lower margins and higher volumes.

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

GATHERING PIPELINES AND NATURAL GAS PROCESSING
                   (In thousands, except gross margin per Mmbtu)

                    		          For the Three Months Ended   	 For the Six Months Ended
		                                 June 30,	    June 30,      	  June 30,	    June 30,
 			                                1997          1998      	      1997    	    1998
OPERATING REVENUES:
 Gathering Transportation Fees   $   169	      $    228	        $     357    	$    443
 Processing Revenue           	    1,056	         1,007	            2,527	       2,106
 Marketing		                       1,142	         1,135	            2,751	       2,227
	TOTAL OPERATING REVENUES:		       2,367	         2,370	            5,635	       4,776
OPERATING EXPENSES:
 Cost of Natural Gas and
   Transportation Charges	           941           	760            	2,275       	1,537
 Processing Costs		                  500           	417            	1,226         	861
 Operating Expenses		                393	           440	              776	         830
	TOTAL OPERATING EXPENSES:		       1,834 	        1,617	            4,277	       3,228

	GROSS MARGIN		                  $   533 	     $    753        	$   1,358	    $  1,548

VOLUME (in Mmbtu)
 Gathering 		                      2,993         	5,531            	6,306    	  11,397
 Processing 		                       461 	          510              	955      	 1,021
 Marketing		                         555 	          996	            1,150	       1,997
	TOTAL VOLUME		                    4,009          7,037             8,411 	     14,415

GROSS MARGIN per Mmbtu        		 $   .13      $     .11       	$     .16	    $     .11


The gathering pipelines and natural gas processing operating unit reflected mixed results for the three and six month periods ended June 30, 1998 as compared to the equivalent periods in 1997. Although margins per Mmbtu declined for the gathering, processing and marketing units, overall gross margin improved due to increased volumes gathered, processed and marketed during these periods.

Gathering volumes increased 85% and 81% for the three and six month periods ended June 30, 1998, respectively. These volumetric increases are primarily the result of the offshore gathering systems acquired in the Midla Acquisition and increased throughputs on the Company's gathering line investment in Alaska.

Processing volumes increased 11% and 7% for the three and six month periods ended June 30, 1998, respectively. The volume increase, however, was mitigated by weaker NGL pricing and therefore, the gross margins for 1998 were comparable to the corresponding periods in 1997. The future profitability of the Harmony Plant will be affected by changes in commodity pricing of NGL and natural gas, production curtailments, shut-in wells and also the natural declines in the deliverability of the reservoirs connected and dedicated to Midcoast's processing plant.

Marketing volumes increased 79% and 74%, for the three and six month periods ended June 30, 1998, respectively. These volumetric increases are primarily the result of the Texana Acquisition. The Texana system accounted for 55% and 54% of the total marketing volumes for the three and six month periods ended June 30, 1998, respectively.

The overall decline in gross margin per Mmbtu in 1998 is primarily attributable to significant volumes gathered by offshore pipelines acquired in the Midla Acquisition and significant volumes marketed on the Texana System. These systems receive a low rate on a per Mmbtu basis and were not included in the 1997 periods.

OTHER INCOME, COSTS AND EXPENSES

In the three and six month period ended June 30, 1998, the Company received revenues of $236,000 and $324,000, respectively from its oil and gas properties as compared to $75,000 and $152,000 over the same periods in 1997. The increase is primarily attributable to a one-time settlement received by the Company on its Vealmoor Field properties. Also, certain of Midcoast's oil and gas properties in the Sun Field have been approved for changes in well spacing and tertiary recovery by depressurization.
The Company believes that these factors may contribute to increased volumes and revenues for its oil and gas properties.

In the three and six month period ended June 30, 1998, the Company's depreciation, depletion and amortization increased to $695,000 and $1,388,000, respectively from $314,000 and $569,000 when compared to 1997. The increase is primarily due to increased depreciation on assets acquired in the MIT and Midla Acquisitions. Collectively, these new acquisitions accounted for 106% and 99% of the increases of $381,000 and $819,000.

In the three and six month period ended June 30, 1998, the Company's general and administrative expenses increased to $1,313,000 and $2,916,000, respectively from $581,000 and $955,000 in 1997. The increase is primarily due to increased costs associated with the management of the assets acquired in the MIT and Midla Acquisitions. Collectively, these new acquisitions accounted for 102% and 144% of the increase of $732,000 and $1,961,000.
In addition, the increase can be attributed to the Company's expansion of its infrastructure to allow for continued growth.

Interest expense for the three and six months ended June 30, 1998 increased to $637,000 and $1,236,000, respectively from $401,000 and $497,000 in 1997. The Company was servicing an average of $31.6 and $31.1 million in debt for the three and six months ended June 30, 1998 as compared to $19.1 and $12.0 million in debt for the three and six months ended
June 30, 1997. The increased debt load in 1998 is primarily associated with the Company's October 31, 1997 acquisition of Republic. The additional expense related to increased debt levels was mitigated by a reduction in the Company's weighted average interest rate. The Company's weighted average interest rate was 8.07% and 7.96% for the three month and six-month period ended June 30, 1998 as compared to 8.40% and 8.31% for the three month and six-month period ended June 30, 1997.

The Company recognized net income for the three and six month period ended June 30, 1998 of $1.8 million and $4.5 million, respectively, as compared to $.6 million and $1.8 million for the equivalent period in 1997. Basic earnings per share ("EPS") for the three and six month period ended June 30, 1998 increased 30% and 23%, respectively from $.23 and $.64 in 1997 to $.30 and $.79 in 1998. The Company achieved the increased EPS despite the dilutive effects of issuing additional shares in the July 1997 common stock offering. The significant improvement in EPS is primarily attributable to the positive impact of accretive acquisitions consummated during 1997.

INCOME TAXES

As of December 31, 1997, the Company had net operating loss ("NOL") carryforwards of approximately $17.0 million, expiring in various amounts from 1998 through 2012. These NOLs were generated by the Company's predecessor and Republic. The ability of the Company to utilize the carryforwards is dependent upon the Company generating sufficient taxable income and will be affected by annual limitations (currently estimated at approximately $4.9 million) on the use of such carryforwards due to a change in share holder control under the Internal Revenue Code triggered by the Company's July 1997 common stock offering and the change of ownership created by the acquisition of Republic. The Company believes, however, that the limitation will not materially impact the Company's ability to utilize the NOL carryforwards prior to their expiration. Depending on profitability, the limitation could result in the Company's income tax expense to increase as compared to previous years where no such limitation existed.


CAPITAL RESOURCES AND LIQUIDITY

The Company had historically funded its capital requirements through cash flow from operations and borrowings from affiliates and various commercial lenders. However, the capital resources of the Company were significantly improved with the equity infusion derived from its initial and secondary common stock offerings in August 1996 and July 1997, respectively. The net proceeds of the Company's combined stock offerings contributed approximately $42.1 million and significantly improved the Company's financial flexibility. This increased flexibilty has allowed the Company to pursue acquisition and expansion opportunities utilizing lower cost conventional bank debt financing. At June 30, 1998, the Company's long-term debt to total capitalization ratio was 33%.

Based on a re-evaluation of the cash flows generated from recent acquisitions, Bank One increased the borrowing availability under the
Company's  bank financing agreements (the "Credit Agreements").     On
October 31, 1997, the Credit Agreements were amended to increase the Company's borrowing availability from $46.5 million to $80.0 million, eliminate principal reduction requirements, lower the interest rate on borrowings, and extend the maturity of the facility one year to August 22, 2000.

When borrowings under the Credit Agreements are less than 50% of the $80.0 million borrowing base, at the Company's option, interest will accrue at LIBOR plus 1.5% or the Bank One base rate. When borrowings are greater than 50% of available credit, an additional .25% will be added to the above rates. These rates reflect a 1% reduction in the LIBOR option and a .25% reduction in the Bank One base rate option effective September 2, 1997. In addition, the Company is subject to a non-recurring 1% facility fee as funds are borrowed, as well as a .375% commitment fee payable quarterly on the unused portion of borrowing availablity. The Credit Agreements are secured by all accounts receivable, contracts, the pledge of the stock of MIT, MLGC and the pledge of the stock of Magnolia Pipeline Corporation and a first lien security interest in the Company's pipeline systems.

The borrowing availability under each line is subject to revision, on a monthly basis for the LC Line of Credit Facility and a semi-annual basis for the Revolver's, based on the performance of the Company's existing assets and any asset dispositions or additions from new construction or acquisitions. The Credit Agreements contains a number of customary covenants that require the Company to maintain certain financial ratios, and limit the Company's ability to incur additional indebtedness, transfer or sell assets, create liens, or enter into a merger or consolidation. Midcoast was in compliance with such financial covenants at June 30, 1998.

For the six months ended June 30, 1998, the Company generated cash flow from operating activities of approximately $6.7 million before changes in working capital accounts and had approximately $46.2 million available to the Company under its Credit Agreements. At June 30, 1998, the Company had committed to making approximately $9.5 million in capital expenditures for the remainder of 1998. The Company believes that its Credit Agreement and funds provided by operations will be sufficient for it to meet its operating cash needs for the foreseeable future, and its projected capital expenditures of approximately $9.5 million. If funds under the Credit Agreements are not available to fund acquisition and construction projects the Company would seek to obtain such financing from the sale of equity securities or other debt financing. There can be no assurances that any such financing will be available on terms acceptable to the Company. Should sufficient capital not be available, the Company will not be able to implement its growth strategy.

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

Gas futures involve the buying and selling of natural gas at a fixed price. Over-the-counter swap agreements require the Company to receive or make payments based on the difference between a specificed price and the actual price of natural gas. The Company uses futures and swaps to manage margins on offsetting fixed-price purchase or sales commitments for physical quantities of natural gas. Options held to hedge risk provide the right, but not the obligation, to buy or sell energy commodities at a fixed price. The Company utilizes options to manage margins and to limit overall price risk exposure.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934. All statements other than statements of historical fact included in this report are forward looking statements. Such forward statements include, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Capital Resources and Liquidity" regarding Midcoast's estimate of the sufficiency of existing capital resources, whether funds provided by operations will be sufficient to meet its operational needs in the foreseeable future, and its ability to utilize NOL carryforwards prior to their expiration. Although Midcoast belives that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statements will prove to be correct. The ability to achieve Midcoast's expectations is contingent upon a number of factors which include
(i) timely approval of Midcoast's acquisition candidates by appropriate governmental and regulatory agencies, (ii) the effect of any current or future competition, (iii) retention of key personnel and (iv) obtaining and timing of sufficient financing to fund operations and/or construction or acquisition opportunities. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this report, including without limitation those statements made in conjunction with the forward looking statements included in this report.
All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


 PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

In June 1998, $732,910 was received by Pan Grande, of which Midcoast owns a 50% interest, from Lone Star Gas Company ("Lone Star"). This receipt favorably concluded a dispute on a receivable balance with Lone Star on sales which occurred in the first quarter of 1998.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 15, 1998. Shareholders of record at the close of business on April 3, 1998 were entitled to vote. The shareholders voted on nominations to elect six Directors to the Board of Directors, a proposal to amend the 1996 Incentive Stock Plan by increasing the number of shares of common stock that could be issued under the incentive plan, and a proposal to amend the Company's Articles of Incorporation to increase the authorized number of shares of the Company's common stock from 10 million shares to 25 million shares and to authorize 5 million shares of preferred stock. For additional information concerning the Annual Meeting of Shareholders please see the Company's proxy statement dated April 15, 1998.

The Shareholders elected each of the six directors nominated for the board of directors as follows:

	Directors		               Votes For	    Votes Against 	   Abstaining     	Broker No-Votes
	Dan C. Tutcher	          	5,283,580    	      8,920            -       	         -
	I.J. Berthelot, II	      	5,284,002	          8,490            -        	        -
	Richard N. Richards     		5,284,002	          8,490            -        	        -
	Ted Collins, Jr.	        	5,284,002	          8,490            -       	         -
	Jerry J. Langdon	        	5,284,002	          8,490            -       	         -
	Bruce M. Withers	        	5,284,002	          8,490       	    -       	         -

The shareholders approved the proposal to amend to the 1996 Incentive Stock
  Plan as follows:

                       				Votes For    	Votes Against    	Abstaining     	Broker No-Votes
Incentive Stock Plan	     	3,023,234	      1,287,334   	     15,237    	       1,356,075

The shareholders approved the proposal to amend the Articles of Incorporation as follows:

                          	Votes For     	Votes  Against   	Abstaining    	Broker No-Votes
Articles of Incorporation 	2,915,592	       1,389,847     	   20,396          1,356,045



 ITEM 6.                Exhibits and Reports on Form 8-K

 a.   Exhibits:

 EXHIBITS		 DESCRIPTION OF EXHIBITS

	 	 3.4	Certificate of Amendment of Articles of Incorporation of Midcoast Energy
         Resources, Inc. dated May 15, 1998.




b.	Reports on Form 8-K:

		None

	Signature

 In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 MIDCOAST ENERGY RESOURCES, INC.
 (Registrant)



 BY: /s/ Richard A. Robert
         Richard A. Robert
         Principal Financial Officer
	        Treasurer
         Principal Accounting Officer


 Date: August 13, 1998