Form 10-Q
period 1998-09-30
MIDCOAST ENERGY RESOURCES INC
filed 1998-11-17
CIK 276327

U.S. SECURITIES AND EXCHANGE COMMISSION


                    Washington, D.C.  20549

                           FORM 10-Q

[X]            Quarterly Report Under Section 13 or 15(d) of
the Securities Exchange
 Act of 1934 for the Quarterly Period Ended September 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No   _

     On September 30, 1998, there were outstanding 5,719,665 shares of the Company's common stock, par value $.01 per share.


       MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
             Quarterly Report on Form 10-Q for the
               Quarter Ended September 30, 1998


Page

Number
PART I.  FINANCIAL INFORMATION

     Item 1.   Unaudited Financial Statements

       Consolidated Balance Sheets as of December 31, 1997
                    and September 30, 1998.                            3

                    Consolidated Statements of Operations for
       the three months
                    and nine months ended September 30, 1997
       and September 30, 1998.              4

                    Consolidated Statement of Shareholders'
       Equity for
                    the nine months ended September 30, 1998.           5

                    Consolidated Statements of Cash Flows for
       the three months
                    and nine months ended September 30, 1997
       and September 30, 1998.              6

                    Notes to Consolidated Financial Statements.          7

     Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations.                           8

PART II.  OTHER INFORMATION                                          15

SIGNATURE                                               16

       MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

             UNAUDITED CONSOLIDATED BALANCE SHEETS

                        (In thousands)

                                                        DECEMBER          SEPTEMBER
                                                         31, 1997          30, 1998
ASSETS

Current Assets:
Cash and cash equivalents                              $   308             $    596
Accounts receivable, no allowance for doubtful          27,524             18,181
Materials and supplies, at average cost                  1,225              1,848

Total current assets                                    29,057             20,625

Property, Plant and Equipment, at cost:
Natural gas transmission facilities                     90,859            135,969
Investment in transmission facilities                    1,341              1,341
Natural gas processing facilities                        4,626              4,785
Oil and gas properties, using the full-
cost method of accounting                                1,344              1,359
Other property and equipment                             2,411              2,618
                                                       100,581            146,072
ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION    (3,029)            (5,390)

OTHER ASSETS, net of amortization                        1,429              2,673

Total assets                                          $128,038           $163,980

  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued                          $25,779          $ 15,762
liabilities
  Other current liabilities                                 491               147
  Short-term borrowing from bank                            700             1,762
  Current portion of long-term debt payable to banks        199               181

Total current liabilities                                27,169            17,852

long-term debt payable to banks                          28,923            69,120

other liabilities                                           190               266

deferred income taxes                                     9,613            10,574

minority interest in consolidated subsidiaries              692               592

Commitments and Contingencies (Note 3).

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 25 million shares
authorized, 5,681,330 and 5,719,665 shares issued
and outstanding at December 31, 1997 and September 30,
1998, respectively (Note 2).                                  57               57

Paid in capital                                           80,695           80,969
Accumulated deficit                                      (19,283)         (14,541)
Unearned compensation                                        (18)             (18)
Less: Cost of 46,500 treasury shares                           -             (891)

Total shareholders' equity                                61,451           65,576

Total liabilities and shareholders'equity                $128,038         $163,980

The accompanying notes are an integral part of these financial statements.

       MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

        UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

             (In thousands, except per share data)



                                      For the Three              For the Nine
                                      Months Ended               Months Ended
                                     September     September     September  September
                                      30, 1997      30, 1998      30, 1997   30, 1998
OPERATING REVENUES:
Sale of natural gas
and transportation fees              $23,309       $49,427       $46,202    $163,880
Natural gas processing revenue         1,154           825         3,735       2,931
Other revenue                             60            49           212         374
Total operating revenues              24,523        50,301        50,149     167,185

OPERATING EXPENSES:
Cost of natural gas
and transportation fees               20,939        44,821        40,750     149,222
Natural gas processing costs             889           624         2,789       2,089
Depreciation,depletion and amortization  414           813           983       2,202
General and administrative               522         1,437         1,477       4,353
Other expenses                            11            17            39          46
Total operating expenses              22,775        47,712        46,038     157,912

OPERATING INCOME                       1,748         2,589         4,111       9,273

NON-OPERATING ITEMS:
Interest expense                        (184)         (807)         (680)     (2,043)
Minority interest in consolidated
subsidiaries                             (55)          (15)         (170)        (31)
Other income (expense), net              (42)           17           (39)        117

INCOME BEFORE INCOME TAXES             1,467         1,784         3,222       7,316

PROVISION FOR INCOME TAXES              (285)         (204)         (285)     (1,247)

NET INCOME                          $  1,182       $ 1,580        $ 2,937    $ 6,069

EARNINGS PER COMMON SHARE:

     BASIC                         $    0.22       $   0.28      $   0.82    $  1.07


     DILUTED                       $    0.22       $   0.27      $   0.80    $  1.03


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:

     BASIC                         5,268,820      5,704,295     3,598,832  5,696,035


     DILUTED                       5,409,455      5,875,518     3,680,303  5,886,272





     The accompanying notes are an integral part of these
              consolidated financial statements.
       MIDCOAST ENERGY RESOURCES INC., AND SUBSIDIARIES


        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

               (In thousands, except share data)




                 ACCUMULATED                                                             TOTAL
                COMPREHENSIVE   COMMON   PAID-IN  ACCUMULATED  UNEARNED      TREASURY          SHAREHOLDERS
                    INCOME      STOCK    CAPITAL    DEFICIT   COMPENSATION     STOCK   EQUITY
Balance,
December 31,1996    $      -    $ 25     $26,942    $(13,284)   $  (90)        $    -  $13,593

Shares issued or
vested under various
stock-based compensation
arrangements.              -       -        -             -          72             -       72

Sale of 2,315,000 shares
of common stock.           -       23       34,030        -            -            -   34,053

Common stock warrants
issued in conjunction
with the Midla
Acquisition.               -        4        9,167        -            -            -    9,171

10% stock dividend
(516,300 shares).          -        5       10,556    (10,565)         -            -      (4)

Net income.                -        -           -       5,764          -            -    5,764

Other comprehensive
income, net of tax.        -         -          -         -            -         -        -

Common stock
dividends,$.29 per share    -         -          -     (1,198)          -        -       (1,198)


Balance,
December 31, 1997.   $      -    $  57     $80,695    $(19,283)   $  (18)   $   -        $61,451


Net income.                 -       -         -          6,069         -        -          6,069

Warrants exercised          -       -          274           -         -        -             274


Other
comprehensive
income, net of tax.         -       -          -             -           -      -               -

Treasury stock purchase     -       -           -            -           -     (891)        (891)

Common stock
dividends,$.23 per share     -      -            -       (1,327)          -      -         (1,327)



Balance,
September 30,1998
(Unaudited).           $    -    $ 57      $80,969      $(14,541)     $(18)  $ (891)       $65,576


     The accompanying notes are an integral part of these consolidated financial statements.

       MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (In thousands)

                                      For the Three Months    For the Nine Months
                                             Ended                   Ended
                                       September    September    September   September
                                        30, 1997     30, 1998     30, 1997    30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $  1,182     $ 1,580    $ 2,937       $  6,069
Adjustments to arrive at net
cash provided (used) in
 operating activities -
 Depreciation, depletion and amortization    414         813        983          2,202
 Increase in deferred tax liability           24         204         33            961
 Minority interest in consolidated
 subsidiaries                                 55          15        170             57
 Other                                       (24)        (71)       138             -
 Changes in working capital accounts -
 (Increase) decrease in accounts
 receivable                               (1,797)     (1,196)     (3,062)        9,343
 Increase in other current assets           (163)       (160)       (715)         (623)
 Increase (decrease) in accounts payable
 and accrued liabilities                    1,473       1,854       1,960      (10,535)


 Net cash provided by operating activities  1,164       3,039       2,444        7,474

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisitions (Note 4)                          -      (37,600)    (39,715)     (41,025)
Capital expenditures                        (210)      (1,321)       (353)      (4,341)
Other                                        917         (459)        278       (1,213)

 Net cash provided (used) in
investing activities                         707       (39,380)    (39,790)    (46,579)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Bank debt borrowings                       1,567        45,955       41,242     64,694
Bank debt repayments                     (37,159)       (9,006)     (38,064)   (23,453)
Net proceeds from equity offering         34,060            -        34,060         -
Purchase of treasury stock                     -          (891)          -       ( 891)
Contributions from (distributions to)
joint venture partners                        -           (480)         (229)      370
Dividends on common stock                  (385)          (456)         (785)    (1,327)

Net cash provided (used) in financing    (1,917)         35,122        36,224    39,393
activities

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                        (46)         (1,219)       (1,122)      288


CASH AND CASH EQUIVALENTS,                    91          1,815         1,167       308
beginning of period

CASH AND CASH EQUIVALENTS, end          $     45       $    596        $     45$    596
of period



CASH PAID FOR INTEREST                  $    198       $    640        $    409$  2,053

CASH PAID FOR INCOME TAXES              $     89       $    174        $    142$    311






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


3.     COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

Certain executive officers of the Company have entered into employment contracts, which through amendments, provide for employment terms of varying lengths the longest of which expires in April 2001. These agreements may be terminated by mutual consent or at the option of the Company for cause, death or disability. In the event termination is due to death, disability or defined changes in the ownership of the Company, the full amount of compensation remaining to be paid during the term of the agreement will be paid to the employee or their estate, after discounting at 12% to reflect the current value of unpaid amounts.

MIT CONTINGENCY

As part of the Company's May 1997 acquisition of a 288 mile interstate transmission system pipeline ("the MIT System") and
two   end-user  pipelines  in  northern  Alabama  ("the  TRIGAS
Systems"), collectively ("the MIT Acquisition"), the Company has agreed to pay additional contingent annual payments, which will be treated as deferred purchase price adjustments, not to exceed $250,000 per year. The amount each year is dependent
upon  revenues  received  by  the  Company  from  certain   gas
transportation contracts. The contingency is due over an eight-year period commencing April 1, 1998 and payable at the end of each anniversary date. The Company is obligated to pay the lesser of 50% of the gross revenues received under these contracts or $250,000.


MIDLA CONTINGENCY

In   October  1997,  the  Company  acquired  a  386   mile
interstate transmission pipeline (the "MLGC System"),  one
intrastate (the "MLGT System"), two end-user pipelines and
two  offshore  gathering pipelines, located  in  Louisiana
(collectively the "Midla Acquisition"), from Republic  Gas
Partners,  LLC.  ("Republic").  In  conjunction  with  the
acquisition,  the  Company  agreed  that  if  a   specific
contract with a third party was executed prior to  October
2, 1999, which included specific provisions regarding price and throughputs, Midcoast would be obligated to issue 110,000 warrants to Republic to acquire Midcoast common stock at an exercise price of $19.77 per share. In addition, concurrent with initial expenditures on the project, the Company would incur a $1.2 million cash obligation to Republic. At September 30, 1998, none of the provisions of this contingency have been met.

4.    ACQUISITIONS

KOCH ACQUISITION

In  July  1998,  the  Company, through  its  wholly  owned
subsidiaries, Mid Louisiana Gas Company and Mid  Louisiana
Gas  Transmission Company, purchased two pipeline  systems
from Koch Gateway Pipeline Company, for cash consideration
of  $2.6  million.  The pipeline systems,  which  comprise
approximately  10 miles of 6" to 12" pipeline  near  Baton
Rouge,  Louisiana,  are  being  acquired  as  a  part   of
Midcoast's  development  of a high  pressure  pipeline  to
enhance  service  to  new and existing  customers  in  and
around the Baton Rogue area.  The expansion will help meet
the  demand  resulting  from  new  contracts  executed  by
Midcoast's subsidiaries to provide a combined 65  Mmcf/day
of   new  marketing  services  and  20  Mmcf/day  of   new
transportation  services  to an industrial  facility  near
Port Hudson, Louisiana and a new cogeneration facility near Baton Rogue.

ANADARKO ACQUISITION

In September 1998, Midcoast Gas Services, Inc. ("MGSI"), a
wholly   owned  subsidiary  of  Midcoast,  purchased   the
Anadarko  gas gathering system from El Paso Field Services
Company,  a  business unit of El Paso Energy  Corporation.
The  pipeline  system was purchased for cash consideration
of  $35  million.   The acquisition was  financed  through
Midcoast's bank credit facility.

Under the agreement, MGSI acquired ownership and operation
of  the  Anadarko gas gathering system located in  Beckham
and  Roger Mills counties, Oklahoma and Hemphill,  Roberts
and  Wheeler counties, Texas effective August 1, 1998. The
system is comprised of over 696 miles of primarily 16" and
20"  pipeline  with an average throughput of 150  Mmcf/day
and  a  total capacity of 345 Mmcf/day. The system gathers
gas  from  approximately  250  wells  and  includes  a  40
Mmcf/day  natural gas processing facility,  11  compressor
stations  with  a  total  of over  14,000  horsepower  and
interconnections   with   eight   major   interstate   and
intrastate pipeline systems.


ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
        CONDITION                               AND RESULTS  OF
        OPERATIONS

The  Company  has grown significantly as a result  of  the
construction  and acquisition of new pipeline  facilities.
Since  January of 1997, the Company acquired 16  pipelines
for  an aggregate acquisition cost of over $111.9 million.
The  Company believes the historical results of operations
do  not  fully  reflect  the  operating  efficiencies  and
improvements   that  are  expected  to  be   achieved   by
integrating  the  acquired   pipeline  systems.   As   the
Company pursues its growth strategy in the future, its financial position and results of operations may fluctuate significantly from period to period.

The   Company's  results  of  operations  are   determined
primarily by the volumes of gas transported, purchased and sold through its pipeline systems or processed at its processing facilities. Most of the Company's operating costs do not vary directly with volume on existing systems, thus, increases or decreases in transportation volumes on existing systems generally have a direct effect on net income. Also, the addition of new pipeline systems typically results in a larger percentage of revenues being added to operating income as fixed overhead components are allocated over more systems. The Company derives its revenues from three primary sources: (i) transportation fees from pipeline systems owned by the Company, (ii) the processing and treating of natural gas and (iii) the marketing of natural gas.

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

The Company's natural gas processing revenues are realized
from  the  extraction  and sale  of  natural  gas  liquids
("NGLs") as well as the sale of the residual natural  gas.
These  revenues  occur  under  processing  contracts  with
producers  of natural gas utilizing both a "percentage  of
proceeds" and "keep-whole" basis.  The contracts based  on
percentage of proceeds provide that the Company receives a
percentage of the NGL and residual gas revenues as  a  fee
for processing the producers gas.  The contracts based  on
keep-whole  provide  that  the  Company  is  required   to
reimburse  the producers for the BTU energy equivalent  of
the NGLs and fuel removed from the natural gas as a result
of  processing  and the Company retains all revenues  from
the  sale  of  the NGL's.  Once extracted,  the  NGLs  are
further  fractionated  in  the Company's  facilities  into
products   such  as  ethane,  propane,  butanes,   natural
gasoline  and condensate, then sold to various wholesalers
along  with raw sulfur from the Company's sulfur  recovery
plant.   The  Company's  processing  operations   can   be
adversely affected by declines in NGL prices, declines in gas throughput or increases in shrinkage or fuel costs.

The  Company's gas marketing revenues are realized through
the  purchase  and resale of natural gas to the  Company's
customers.   Generally,  gas-marketing   activities   will
generate   higher  revenues  and  correspondingly   higher
expenses  than  revenues  and  expenses  associated   with
transportation activities, given the same volumes of  gas.
This  relationship exists because, unlike revenues derived
from transportation activities, gas marketing revenues and
associated expenses includes the full commodity  price  of
the natural gas acquired. The operating income the Company
recognizes   from  its  gas  marketing  efforts   is   the
difference  between  the  price  at  which  the  gas   was
purchased and the price at which it was resold to the Company's customers. The Company's strategy is to focus its marketing activities on Company owned pipelines. The
Company's marketing activities have historically varied greatly in response to market fluctuations.

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

RESULTS OF OPERATIONS

The  following  tables  present certain  data  for  major
operating  units of Midcoast for the three and nine-month
periods ended September 30, 1997 and September 30,  1998.
A  discussion follows which explains significant  factors
that  have  affected Midcoast's operating results  during
these  periods.  Gross margin for each of  the  units  is
defined  as the revenues of the unit less related  direct
costs and expenses of the unit.  As previously discussed,
the  Company  provides natural gas marketing services  to
its   customers.   For  analysis  purposes,  the  Company
accounts for the marketing services by recording the marketing activity on the operating unit where it occurs.
Therefore, the gross margin for each of the major operating units include a transportation and marketing component.
TRANSMISSION PIPELINES
(In thousands, except gross margin per Mmbtu)

                                 For the Three              For the Nine
                                  Months Ended              Months Ended
                             September    September       September    September
                               30,1997      30,1998       30,1997     30,1998
OPERATING REVENUES:

 Transportation Fees           $   856       $1,454       $ 1,835      $  4,751
 Marketing                      13,660       21,862        23,359        85,591
Total operating revenues        14,516       23,316        25,194        90,342

OPERATING EXPENSES:
 Cost of Natural Gas and        12,662       20,225         21,865       78,519
Transportation Charges
 Operating Expenses                599        1,106            905        3,308
Total operating expenses        13,261       21,331         22,770       81,827

GROSS MARGIN                 $   1,255   $    1,985        $ 2,424     $  8,515

VOLUME (in Mmbtu)
Transportation                   9,146       11,459         16,703       37,190
Marketing                        5,588        9,972          9,174       36,838
TOTAL VOLUME                    14,734       21,431         25,877       74,028

GROSS MARGIN per Mmbtu       $     .09    $     .09        $   .09    $     .12



The  Company's  entrance  into  the  regulated  interstate
pipeline  business began with the acquisition of  the  MIT
System  (June  1997) and the MLGC System  (November  1997)
which  significantly  enhanced the Company's  transmission
pipeline  operations  in 1998.  Significant  increases  in
revenues,  sales volumes and gross margin are attributable
to full quarter and year-to-date operations of the MIT and
MLGC  Systems.  In the three and nine month periods  ended
September  30,  1998,  revenues increased  61%  and  259%,
respectively on corresponding volume increases of 45%  and
186%.   For  the same periods, gross margins increased  by
58%  and 251% to $1,985,000 and $8,515,000 from $1,255,000
and $2,424,000.

The  gross  margin per Mmbtu was affected by the inclusion
of  the  MIT  System and the MLGC System during  the  1998
periods.   These  systems are subject to  seasonal  margin
variations.   The MIT System has a lower summer  (April  -
October) tariff rate than its winter (November - March) tariff rate. The MLGC System allows customers to reduce their demand capacity during the summer months.

The   Company  has  succeeded  in  increasing   contracted
transportation  volumes on both the MIT  System  and  MLGC
System  since  completing the acquisitions.   Through  the
completion  of  two  successful open  seasons,  contracted
demand  on  the MIT System has increased by  28%  for  the
winter of 1998 which includes new long term transportation
agreements  with  the  cities of Huntsville  and  Decatur,
Alabama.   Construction of new pipeline facilities on  the
MIT  System  is  planned  to accommodate  the  incremental
volumes generated by the new transportation contracts  and
has  received FERC approval. Contracted demand on the MLGC
System  has  increased due to the execution of  a  new  20
Mmcf/day gas transportation contract to service a new cogeneration facility near Baton Rouge. Transportation services under the new contract will commence upon the completion of related construction of new facilities expected in the fourth quarter of 1998.
END-USER PIPELINES

(In thousands, except gross margin per Mmbtu)

                                    For the Three                For the Nine
                                    Months Ended                 Months Ended
                             September      September     September       September
                              30,1997       30,1998       30,1997         30,1997
OPERATING REVENUES:

 Transportation Fees         $   833       $  897         $ 1,713         $  2,456
 Marketing                     6,602       21,890          14,883           65,087
Total operating revenues       7,435       22,787          16,596           67,543

OPERATING EXPENSES:
 Cost of Natural Gas and       6,494       21,590          14,331           63,638
Transportation Charges
 Operating Expenses               75           48             163              141
Total operating expenses       6,569       21,638          14,494           63,779

GROSS MARGIN                 $   866   $    1,149         $ 2,102         $  3,764

VOLUME (in Mmbtu)
Transportation                 3,484        6,003           7,308           15,441
Marketing                      2,672       10,293           5,938           29,589
TOTAL VOLUME                   6,156       16,296          13,246           45,030

GROSS MARGIN per Mmbtu       $    .14   $     .07         $   .16          $   .08


The   Company's   end-user  operating   unit   experienced
increases  in sales volumes for the three and  nine  month
periods  ended September 30, 1998, primarily  due  to  the
full   quarter   and   year-to-date  operations   of   the
acquisitions  of the TRIGAS Systems (June 1997)  and  MLGT
System  (November 1997).  As a result, in  the  three  and
nine  month  periods  ended September 30,  1998,  revenues
increased  206% and 307%, and gross margin  increased  33%
and 79%, respectively.

The Company's gross margin per Mmbtu declined for the three and nine month periods ended September 30, 1998.
The decrease is attributable to an increase in marketing activities which are characterized by lower margins and higher volumes.

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

GATHERING PIPELINES AND NATURAL GAS PROCESSING
(In thousands, except gross margin per Mmbtu)

                                        For the Three              For the Nine
                                        Months Ended               Months Ended
                                  September    September     September     September
                                   30,1997      30,1998       30,1997       30,1998
OPERATING REVENUES:

Gathering Transportation Fees      $   147      $ 1,346       $   504       $  1,789
Processing Revenues                  1,099          825         3,626          2,931
 Marketing                           1,266        1,979         4,017          4,206
Total operating revenues             2,512        4,150         8,147          8,926

OPERATING EXPENSES:
Cost of Natural Gas and              1,068        1,514         3,343          3,051
Transportation Charges
Processing cost                        511          325         1,737          1,186
Operating Expenses                     419          638         1,195          1,468
Total operating expenses             1,998        2,477         6,275          5,705

GROSS MARGIN                       $   514     $  1,673       $ 1,872       $  3,221

VOLUME (in Mmbtu)
Gathering                            3,177       16,568         9,483         27,965
Processing                             428          468         1,383          1,489
Marketing                              561        1,490         1,711          3,487
TOTAL VOLUME                         4,166       18,526        12,577         32,941

GROSS MARGIN per Mmbtu          $     .12    $      .09    $      .15  $         .10




The   gathering  pipelines  and  natural  gas   processing
operating  unit reflected mixed results for the three  and
nine month periods ended September 30, 1998 as compared to
the  equivalent periods in 1997.     Although margins  per
Mmbtu declined for the gathering, processing and marketing units, overall gross margin improved due to increased volumes gathered, processed and marketed during these periods.

Gathering  volumes increased 421% and 195% for  the  three
and   nine-month   periods  ended  September   30,   1998,
respectively.   These volumetric increases  are  primarily
the  result  of the Company's acquisition of the  Anadarko
System.  Although the Anadarko System was operational  for
only two-months in the quarter,  it is responsible for 57%
and  34%  of the volumes gathered for the three  and  nine
month  periods  ended September 30,  1998.   In  addition,
gathering volumes increases are associated with offshore gathering systems acquired in the Midla Acquisition and the Company's gathering line investment in Alaska.

Processing volumes increased 9% and 8% for the  three  and
nine-month periods ended September 30, 1998, respectively.
Weaker   NGL   pricing,  however,  mitigated  the   volume
increase,  and therefore, the gross margins for 1998  were
comparable  to  the corresponding periods  in  1997.   The
future profitability of the Harmony Plant will be affected
by  changes  in commodity pricing of NGL and natural  gas,
production  curtailments,  shut-in  wells  and  also   the
natural declines in the deliverability of the reservoirs connected and dedicated to Midcoast's processing plant.

Marketing  volumes increased 166% and 104%, for the  three
and   nine   month  periods  ended  September  30,   1998,
respectively.   These volumetric increases  are  primarily
the  result of the Texana Acquisition.   The Texana system
accounted for 37% and 47% of the total marketing volumes for the three and nine-month periods ended September 30, 1998, respectively.

The  overall decline in gross margin per Mmbtu in 1998  is
primarily attributable to significant volumes gathered  by
offshore  pipelines acquired in the Midla Acquisition  and
significant volumes marketed on the Texana System.   These
systems receive a low rate on a per Mmbtu basis and were not included in the 1997 periods.

OTHER INCOME, COSTS AND EXPENSES

In  the  three  and nine month period ended September  30,
1998,  the  Company  received  revenues  of   $49,000  and
$374,000, respectively from its oil and gas properties  as
compared to $60,000 and $212,000 over the same periods  in
1997.   The increase is primarily attributable to  a  one-
time  settlement received by the Company on  its  Vealmoor
Field  properties.    Also, certain of Midcoast's oil  and
gas  properties  in the Sun Field have been  approved  for
changes   in   well  spacing  and  tertiary  recovery   by
depressurization. The Company believes these factors may contribute to increased volumes and revenues for its oil and gas properties.

In  the  three  and nine month period ended September  30,
1998,   the   Company's   depreciation,   depletion    and
amortization   increased  to  $813,000   and   $2,202,000,
respectively from $414,000 and $983,000 when  compared  to
1997.    The   increase  is  primarily  due  to  increased
depreciation  on  assets acquired in  the  MIT  and  Midla
Acquisitions.    Collectively,  these   new   acquisitions
accounted for 54% and 57% of the increases of $399,000 and $1,219,000.

In  the  three  and nine month period ended September  30,
1998,  the  Company's general and administrative  expenses
increased to $1,437,000 and $4,353,000, respectively  from
$522,000   and  $1,477,000  in  1997.   The  increase   is
primarily  due  to  increased costs  associated  with  the
management  of  the assets acquired in the MIT  and  Midla
Acquisitions.    Collectively,  these   new   acquisitions
accounted for 93% and 96% of the increase of $915,000  and
$2,876,000.   In addition, the increase can be  attributed
to the Company's expansion of its infrastructure to allow for continued growth.

Interest  expense  for  the three and  nine  months  ended
September  30, 1998 increased to $807,000 and  $2,043,000,
respectively  from  $184,000 and $680,000  in  1997.   The
Company  was  servicing  an average  of  $45.9  and  $36.0
million  in  debt  for  the three and  nine  months  ended
September  30, 1998 as compared to $8.5 and $10.8  million
in  debt for the three and nine months ended September 30,
1997.   The  increased  debt load  in  1998  is  primarily
associated with the Company's October 31, 1997 acquisition
of   Republic  and,  its  September  1998  acquisition  of
Anadarko. The additional expense related to increased debt levels was mitigated by a reduction in the Company's weighted average interest rate. The Company's weighted average interest rate was 7.59% and 7.57% for the three month and nine-month period ended September 30, 1998 as compared to 8.66% and 8.40% for the three month and nine-month period ended September 30, 1997.

The  Company recognized net income for the three and nine-
month period ended September 30, 1998 of $1.6 million  and
$6.0  million, respectively, as compared to  $1.2  million
and $2.9 million for the equivalent period in 1997.  Basic
earnings  per share ("EPS") for the three and  nine  month
period  ended  September 30, 1998 increased 27%  and  30%,
respectively from $.22 and $.82 in 1997 to $.28 and  $1.07
in  1998.  The Company achieved the increased EPS  despite
the  dilutive effects of issuing additional shares in  the
July   1997   common  stock  offering.   The   significant
improvement in EPS is primarily attributable to the positive impact of accretive acquisitions consummated during 1997.

INCOME TAXES

As  of  December 31, 1997, the Company had  net  operating
loss ("NOL") carryforwards of approximately $17.0 million,
expiring  in various amounts from 1998 through 2012.   The
Company's  predecessor and Republic generated these  NOLs.
The ability of the Company to utilize the carryforwards is
dependent  upon the Company generating sufficient  taxable
income   and   will  be  affected  by  annual  limitations
(currently estimated at approximately $4.9 million) on the
use  of  such carryforwards due to a change in shareholder
control under the Internal Revenue Code triggered  by  the
Company's  July 1997 common stock offering and the  change
of  ownership created by the acquisition of Republic.  The
Company  believes, however, that the limitation  will  not
materially impact the Company's ability to utilize the NOL
carryforwards  prior  to  their expiration.  Depending  on
profitability,  the  limitation  could   result   in   the
Company's income tax expense to increase as compared to previous years where no such limitation existed.

CAPITAL RESOURCES AND LIQUIDITY

In  September  1998, the Company increased  its  borrowing
availability under its bank financing agreements with Bank
One  Texas,  N.A. ("Bank One").  Amendments to the  credit
agreements  (collectively  the "Credit  Agreements")  were
entered  into  which  increased  the  Company's  borrowing
availability,  modified  the Letter  of  Credit  facility,
established  a credit sharing, extended the  maturity  two
years   to  August  2002,  modified  financial  covenants,
established waiver and amendment approvals and changed the fee structure to include a decrease on the interest rate on borrowings.


The  amendments  to  the Credit Agreements  increased  the
Company's  borrowing availability from  $80.0  million  to
$150.0  million (with an initial committed amount of  $100
million).  The amended Credit Agreements provide borrowing
availability  as  follows:  (i)  up  to  a  $15.0  million
sublimit  for  the  issuance  of  standby  and  commercial
letters  of  credit and  (ii) the difference  between  the
$100  million  and  the  used  sublimit  available  as   a
Revolver.   Effective September 8, 1998, at the  Company's
option, borrowings under the amended Credit Agreements will accrue interest at LIBOR plus 1.25% or the Bank One base rate less .25%. These rates reflect a .25% reduction in both the LIBOR and Bank One base rate option. Finally, the amended Credit Agreements have eliminated escalations of the interest rate spread when borrowings exceed 50% of the borrowing base.

Under the amended Credit Agreements, a credit sharing  has
been  established among Bank One, CIBC Oppenheimer,  Texas
N.A.,   Nationsbank   Texas,   N.A.,   collectively    the
("Lenders") and the Company.  The Company is subject to an
initial facility fee of $495,000 which represents all fees
due  on borrowings up to $100 million.  As funds in excess
of  $100 million are borrowed, a .15% fee will be imposed.
The   Company's  commitment  fee  will  remain  at  .375%.
Additionally,  the  Company  is  subject  to   an   annual
administrative agency fee of $35,000.

The   Credit  Agreements  are  secured  by  all   accounts
receivable,  contracts, the pledge of the  stock  of  MIT,
MLGC  and  the  pledge of the stock of  Magnolia  Pipeline
Corporation  and  a first lien security  interest  in  the
Company's pipeline systems. The Credit Agreements contains
a  number of customary covenants that require the  Company
to  maintain  certain  financial  ratios,  and  limit  the
Company's   ability  to  incur  additional   indebtedness,
transfer or sell assets, create liens, or enter into a merger or consolidation. Midcoast was in compliance with such financial covenants at September 30, 1998.

For  the nine months ended September 30, 1998, the Company
generated   cash   flow  from  operating   activities   of
approximately  $7.5  million  before  changes  in  working
capital  accounts  and  had  approximately  $79.2  million
available to the Company under its Credit Agreements.   At
September 30, 1998, the Company had committed to making approximately $8.2 million in capital expenditures for the remainder of 1998. The Company believes that its Credit
Agreements and funds provided by operations will be sufficient for it to meet its operating cash needs for the foreseeable future, and its projected capital expenditures of approximately $8.2 million. If funds under the Credit
Agreements are not available to fund acquisition and construction projects the Company would seek to obtain such financing from the sale of equity securities or other debt financing. There can be no assurances that any such financing will be available on terms acceptable to the Company. Should sufficient capital not be available, the Company will not be able to implement its growth strategy.

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


PART II. OTHER INFORMATION


 ITEM 6.                Exhibits and Reports on Form 8-K

 a.   Exhibits:

 EXHIBITS        DESCRIPTION OF EXHIBITS


2.8 Purchase and Sale Agreement dated September 8, 1998, by and between El Paso Field Services Company, a
     Delaware corporation, and Midcoast Gas Services,
     Inc., a Delaware corporation.

10.30      Amended  and  restated Credit  Agreement  dated
     August   31,  1998,  by  and  among  Midcoast  Energy
     Resources,  Inc.,  and, Bank  One  Texas,  N.A.,  the
     ("Administrative  Agent"), CIBC  Inc.,  ("Syndication
     Agent"),  and  Nationsbank, N.A.  the  "Documentation
     Agent").

______

b.    Reports on Form 8-K:

       A report on Form 8-K was filed during the third quarter of 1998. Such report was filed on September 22, 1998 to report the Purchase and Sales Agreement dated July 29, 1998 by and between  El  Paso  Field  Services  Company  and  Midcoast  Gas
Services,                                                  Inc.
                           Signature

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MIDCOAST ENERGY RESOURCES, INC.
(Registrant)



BY: /s/ Richard A. Robert
        Richard A. Robert
        Principal Financial Officer
        Treasurer
        Principal Accounting Officer


 Date: November 16, 1998