Form 10-Q/A
period 1998-09-30
MIDCOAST ENERGY RESOURCES INC
filed 1999-01-07
CIK 276327

U.S. SECURITIES AND EXCHANGE COMMISSION


                    Washington, D.C.  20549

                           FORM 10-Q/A
                         (Amendment No. 1)

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

               (State or Other Jurisdiction of         (I.R.S.
               Incorporation or Organization)            Employer
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


YEAR 2000 COMPLIANCE

The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failure or miscalculations. As a result, many companies may be forced to upgrade or completely replace existing hardware and software in order to be Y2K compliant.

The Company has completed the assessment of its computer software, hardware and other systems, including embedded technology, relative to Y2K compliance. Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, the Y2K problem identified above does impact some of the Company's computer software and hardware systems.
If the problems are not remedied timely, this could cause disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Such disruption could materially and adversely affect the Company's results or operation, liquidity and financial condition.

The Company is currently updating some of its software and
hardware in order to improve the timeliness and quality of
its business information systems.  A byproduct of these
improvements includes the purchase of Y2K compliant
software and hardware that otherwise are not Y2K compliant
today.  Software and hardware selection has been completed
and implementation has begun with anticipated completion
dates ranging from December 1998 to June 1999. A budget
for updating computer software and hardware of approximately $1.0 million dollars has been established of which $.5 million has been
spent through September 30, 1998.   Based on a successful
implementation of our Y2K plan, we do not expect the Y2K issue to pose significant operational problems for the Company's computer systems.

The Company plans to complete its assessment of its key vendors, customers and other third parties by March 31, 1999 in order to assess the impact such third party Y2K issues will have, if any, on the Company's business operations. The Company does not anticipate that any third parties' Y2K issues will materially impact the Company's operations or financial results. With respect to suppliers, the Company does not utilize any individual supplier in its operations with whom interruptions for Y2K problems could have a material impact on the Company's operations and financial results. In addition, there are alternative suppliers with whom the Company anticipates that it would be able to obtain sufficient quantities of products to continue to conduct its business. Because the Company anticipates that it will complete its Y2K remediation efforts in advance of December 31, 1999, it has not made any contingency plans with respect to its operations and systems. However, a contingency plan will be established by the third quarter of 1999 to address any unforeseen issues, or if the planned improvements are not completed on schedule.

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


 Date: January 7, 1999