Form 10-K/A
period 1997-12-31
MIDCOAST ENERGY RESOURCES INC
filed 1999-02-01
CIK 276327

----------------------------------------------------------------------
--------

                  SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                           (Amendment No. 1)

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


======================================================================
==========


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

* 4.11     Executive Severance Agreement by and between Midcoast Energy
Resources, Inc. and Dan Tutcher, dated August 15, 1997.

* 4.12     Executive Severance Agreement by and between Midcoast Energy
Resources, Inc. and I.J. Berthelot, II, dated August 15, 1997.

* 4.13     Executive Severance Agreement by and between Midcoast Energy
Resources, Inc. and Richard Robert, dated August 15, 1997.

* 4.14     Executive Severance Agreement by and between Midcoast Energy
Resources, Inc. and Duane Herbst, dated August 15, 1997.

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

 10.18Indemnity  Agreement  dated  April  23,  1997  between  Midcoast
      Energy Resources, Inc. and Richard A. Robert. (Incorporated by reference from Midcoast Registration Statement on Form S-1 (No. 333-27885) dated June 26, 1997)

 10.19Indemnity  Agreement  dated  April  23,  1997  between  Midcoast
      Energy Resources, Inc. and I.J. Berthelot, II. (Incorporated by reference from Midcoast Registration Statement on Form S-1 (No. 333-27885) dated June 26, 1997)

 10.20Indemnity  Agreement  dated  April  23,  1997  between  Midcoast
      Energy Resources, Inc. and E.P. Marinos (Incorporated by reference from Midcoast Registration Statement on Form S-1 (No. 333-27885) dated June 26, 1997)
 10.21Indemnity  Agreement  dated  April  23,  1997  between  Midcoast
      Energy Resources, Inc. and Richard N. Richards. (Incorporated by reference from Midcoast Registration Statement on Form S-1 (No. 333-27885) dated June 26, 1997)

 10.22Indemnity  Agreement  dated  April  23,  1997  between  Midcoast
      Energy Resources, Inc. and Duane S. Herbst. (Incorporated by reference from Midcoast Registration Statement on Form S-1 (No. 333-27885) dated June 26, 1997)

 10.23Indemnity  Agreement  dated  April  23,  1997  between  Midcoast
      Energy Resources, Inc. and Dan C. Tutcher. (Incorporated by reference from Midcoast Registration Statement on Form S-1 (No. 333-27885) dated June 26, 1997)

 10.24First Amendment to Credit Agreement dated May 30, 1997 by and between Bank One, Texas N.A. and Midcoast Energy Resources, Inc. , Magnolia Pipeline Corporation, H&W Pipeline Corporation, Magnolia Resources, Inc., Magnolia Gathering Inc., Midcoast Holdings No. One, Inc., Midcoast Gas Pipeline, Inc., Nugget
      Drilling Corporation, Midcoast Marketing, Inc., AlaTenn Energy Marketing Company, and Tennessee River Intrastate Gas Co. (Incorporated by reference from Midcoast Registration Statement on Form S-1 (No. 333-27885) dated June 26, 1997)

 10.25Second Amendment to Credit Agreement dated October 31, 1997 by and between Bank One, Texas N.A. and Midcoast Energy Resources, Inc. , Magnolia Pipeline Corporation, H&W Pipeline Corporation, Magnolia Resources, Inc., Magnolia Gathering Inc., Midcoast Holdings No. One, Inc., Midcoast Gas Pipeline, Inc., Nugget
      Drilling Corporation, Midcoast Marketing, Inc., AlaTenn Energy Marketing Company, Tennessee river Intrastate Gas Co., Mid Louisiana Gas Company, Mid Louisiana Gas Transmission Company and Midla Energy Services Company. (Incorporated by reference from Midcoast Form 8-K dated October 13, 1997).

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

*10.27 Third Amendment to Employment Agreement dated March 2, 1998 by and between Midcoast Energy Resources, Inc. and Dan Tutcher.


*10.28 Third Amendment to Employment Agreement dated March 18, 1998 by and between Midcoast Energy Resources, Inc. and I.J. Berthelot, II.



*10.29 Second Amendment to Employment Agreement dated March 18, 1998 by and between Midcoast Energy Resources, Inc. and Richard Robert.


*11     -- Computation of Earnings Per Share

*21.1 --  Schedule listing subsidiaries of Midcoast Energy  Resources,
      Inc.

*27.1 --  Financial  Data  Schedule for the year  ended  December  31,
      1997.
------------

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


Date:  February 1, 1999


      In accordance with the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                                CAPACITY IN WHICH SIGNED


/S/ DAN C. TUTCHER                        Chairman of the Board
(Dan C. Tutcher)                          Chief Executive Officer
Date:                                     and President


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


/S/ TED COLLINS, JR.                      Director
(Ted Collins, Jr.)
Date:


/S/ JERRY J. LANGDON                      Director
(Jerry J. Langdon)
Date:


/S/ RICHARD N. RICHARDS                   Director
(Richard N. Richards)
Date:


/S/   RICHARD   A.  ROBERT                      Treasurer,   Principal
Financial Officer
(Richard A. Robert)                               Principal Accounting
                                   Officer
Date:


S/ BRUCE M. WITHERS                       Director
(Bruce M. Withers)
Date:

            MIDCOAST ENERGY RESOURCES, INC AND SUBSIDIARIES

         EXHIBIT 11: COMPUTATION OF EARNINGS PER COMMON SHARE



                                                     Year Ended       Year Ended
                                                     December 31,     December 31,
                                                        1996             1997


Weighted average common shares outstanding,
Basic...........................................    $2,074,155       $4,092,135
Net effect of dilutive stock options - based on
the treasury stock method using average market
price...........................................         3,964          109,030

Weighted average common shares outstanding,
Diluted........................................      2,078,119        4,201,165

Net income.....................................     $1,891,226       $5,764,451

Earnings per common share,Basic.................    $      .91       $     1.41

Earnings per common share,Diluted...............    $       .91       $    1.37




              MIDCOAST ENERGY RESOURCES, INC AND SUBSIDIARIES

               EXHIBIT 21.1: SUBSIDIARIES OF THE REGISTRANT



                                                  Year of           State of
Name                                            Incorporation     Incorporation     Ownership
Magnolia Resources, Inc.                            1996            Mississippi        100%

Magnolia Gathering, Inc.                            1996              Alabama          100%

Magnolia Pipeline Corporation                       1989              Alabama          100%

H & W Pipeline Corporation *                        1976              Alabama          100%

Midcoast Holdings No. One, Inc.                     1993             Delaware          100%

Arcadia/Midcoast Pipeline of New York L.L.C.*       1996             New York           50%

Nugget Drilling Corporation *                       1982             Minnesota         100%

Midcoast Marketing, Inc.                            1991               Texas           100%

Midcoast Interstate Transmission, Inc.              1966               Alabama         100%

Tennessee River Intrastate Gas Company, Inc.        1986               Alabama         100%

Mid Louisiana Gas Transmission Company              1987              Delaware         100%

Mid Louisiana Gas Company                           1953              Delaware         100%

Midcoast Gas Pipeline, Inc.                         1997                Texas          100%

Pan Grande Pipeline, L.L.C.                         1996                Texas           50%

Starr County Gathering System - A Joint Venture     1996                Texas           60%


* Presently Inactive


              MIDCOAST ENERGY RESOURCES, INC AND SUBSIDIARIES

EXHIBIT 27.1:  FINANCIAL DATA SCHEDULE FOR THE YEAR ENDED DECEMBER 31,1997.




     PERIOD TYPE
                                   12 MOS
     FISCAL YEAR END
                                   12/31/97
     PERIOD END
                                   12/31/97
     CASH
                                   307,652
     SECURITIES
                                   --
     RECEIVABLES
                                   27,523,904
     ALLOWANCES
                                   --
     INVENTORY
                                   1,225,490
     CURRENT ASSETS
                                   29,057,046
     PP&E
                                   100,581,046
     DEPRECIATION
                                   3,029,031
     TOTAL ASSETS
                                   128,038,321
     CURRENT LIABILITIES            27,169,289
     BONDS
                                   --
     COMMON
                                   56,813
     PREFERRED-MANDATORY           --
     PREFERRED
                                   --
     OTHER - SE                     61,394,291
     TOTAL LIABILITY & EQUITY      128,038,321
     SALES                         112,744,030
     TOTAL REVENUES                112,744,030
     CGS                           100,404,927
     TOTAL COSTS                   105,452,704
     OTHER EXPENSES                    310,137
     LOSS PROVISION                     --
     INTEREST EXPENSE                1,066,738
     INCOME PRETAX                   5,914,451
     INCOME TAX                        150,000
     INCOME CONTINUING               5,764,451
     DISCONTINUED                       --
     EXTRAORDINARY                      --
     CHANGES                            --
     NET INCOME                      5,764,451
     EPS BASIC                            1.41
     EPS DILUTED                          1.37