Form 10-Q
period 1999-03-31
MIDCOAST ENERGY RESOURCES INC
filed 1999-05-17
CIK 276327

U.S. SECURITIES AND EXCHANGE COMMISSION


                     Washington, D.C.  20549

                            FORM 10-Q

[X]            Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange
    Act of 1934 for the Quarterly Period Ended March 31, 1999

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

     On March 31,1999, there were outstanding 7,149,513 shares of the Company's common stock, par value $.01 per share.

                             GLOSSARY

 The following abbreviations, acronyms, or defined terms used in this Form10-Q are defined below:

                           DEFINITIONS

Bank One     Bank One, Texas N.A.

BOD          Board of directors of Midcoast Energy Resources,
             Inc.

BTU          British thermal unit.

Company      Midcoast Energy Resources, Inc.

DPI Dufour Petroleum, Inc., a wholly owned subsidiary of Midcoast Energy Resources, Inc.

EPS          Basic earnings per share.

FASB         Financial Accounting Standards Board.

FERC         Federal Energy Regulatory Commission.

Flare        Flare, L.L.C., a wholly owned subsidiary of Midcoast
             Energy Resources, Inc.

Mcf/day      Thousand cubic feet of gas (per day).

MCOC Midcoast Canada Operating Corporation, a wholly owned subsidiary of Midcoast Energy Resources, Inc.

Midcoast     Midcoast Energy Resources, Inc.

MIDLA        The October 1997 acquisition of the MLGC and MLGT
Acquisition  Systems.

MIT          The May 1997 acquisition of the MIT and TRIGAS
Acquisition  Systems.

MIT System   A 288-mile interstate transmission pipeline.

MLGC System  A 386-mile interstate transmission pipeline.

MLGT         A Louisiana intrastate pipeline

Mmbtu        Million british thermal units.

Mmcf/day     Million cubic feet of gas (per day).

NGL's        Natural Gas Liquids.

NOL          Net operating losses.

SeaCrest     SeaCrest Company, L.L.C., a 70% owned subsidiary of
             Mid Louisiana Gas Transmission Company, which is a wholly owned subsidiary of Midcoast Energy
             Resources, Inc.

SFAS         Statement of Financial Accounting Standards

TRIGAS       Two end-user pipelines in Northern Alabama.
System








        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
              Quarterly Report on Form 10-Q for the
                  Quarter Ended March 31, 1999



PART I.  FINANCIAL INFORMATION                                  Page Number

   Item 1.   Unaudited Financial Statements

   Consolidated Balance Sheets as of December 31, 1998
    and March 31, 1999.                                           4
   Consolidated Statements of Operations for the
     three months ended March 31, 1998 and March 31, 1999.        5

  Consolidated Statement of Shareholders' Equity for
    the three months ended March 31, 1999.                        6

  Consolidated Statements of Cash Flows for the three months
    ended March 31, 1998 and March 31, 1999.                       7

  Notes to Consolidated Financial Statements.                      8

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                   12

 Item 3.   Quantitative and Qualitative Disclosures About
           Market Risk                                            20



PART II.  OTHER INFORMATION                                       20

SIGNATURE                                                         21


        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

              UNAUDITED CONDENSED  CONSOLIDATED BALANCE SHEETS

                         (In thousands, except share date)


                                                   DECEMBER 31,        MARCH 31,
ASSETS                                                1998                1999

CURRENT ASSETS:
Cash and cash equivalents                        $    200             $   2,021
Accounts receivable, net of allowance of $92       33,020                43,023
Materials and supplies, at average cost             1,363                 1,364
  Total current assets                             34,583                46,408

PROPERTY, PLANT AND EQUIPMENT, at cost:
Natural gas transmission facilities              150,041                180,792
Investment in transmission facilities              1,342                  1,358
Natural gas processing facilities                  4,917                 10,090
Oil and gas properties, using the full-            1,383                  1,383
cost method of accounting
Other property and equipment                       2,872                  2,976
                                                 160,555                196,599
ACCUMULATED DEPRECIATION, DEPLETION AND           (6,308)                (7,639)
   AMORTIZATION
                                                 154,247                188,960
OTHER ASSETS, net of amortization                  2,512                  1,799
  Total assets                                  $191,342               $237,167

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities       $32,540                $36,277
  Current portion of long-term debt                  176                    176
    payable to banks
  Short-term borrowing from bank                    754                   5,833
  Other current liabilities                         124                      69
Total current liabilities                        33,594                  42,355

LONG TERM DEBT PAYABLE TO BANKS                  78,082                 111,567

OTHER LIABILITIES                                 2,024                   2,078

DEFERRED INCOME TAXES                            10,808                  11,025

MINORITY INTEREST IN CONSOLIDATED                   550                     593
SUBSIDIARIES

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 31,250,000
   shares authorized, 7,149,513 shares issued
   and outstanding at December 31, 1998 and         71                       71
  March 31, 1999, respectively (Note 2)
  Paid in capital                               80,955                    80,955
  Accumulated deficit                          (11,947)                   (9,134)
  Unearned compensation                             (4)                       (4)
  Less: Cost of  181,125 and 157,301            (2,791)                   (2,339)
   treasury shares, respectively
Total shareholders' equity                      66,284                    69,549
Total liabilities and shareholders'equity     $191,342                  $237,167




 The accompanying notes are an integral part of these financial statements.

        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

         UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

              (In thousands, except per share data)





                                                   For the Three Months Ended
                                                     March 31,        March 31,
                                                       1998             1999
OPERATING REVENUES:
Sale of natural gas and other petroleum products   $  63,176          $  75,200
Transportation fees                                    2,976              4,632
Natural gas processing and treating revenue            1,099              1,893
Other                                                     88                339
   Total operating revenues                           67,339             82,064

OPERATING EXPENSES:
Cost of natural gas and other petroleum products      60,465             72,272
Natural gas processing and treating costs                444                982
Depreciation, depletion and amortization                 693              1,409
General and administrative                             1,603              1,928
  Total operating expenses                            63,205             76,591

OPERATING INCOME                                       4,134              5,473

NON-OPERATING ITEMS:
Interest expense                                       (599)             (1,503)
Minority interest in consolidated subsidiaries           (2)                (40)
Other income (expense), net                              31                   5

INCOME BEFORE INCOME TAXES                            3,564               3,935

PROVISION FOR INCOME TAXES

     Current                                           ( 70)               (463)
     Deferred                                          (733)               (217)

NET INCOME                                         $  2,761            $  3,255

EARNINGS PER COMMON SHARE:

     BASIC                                       $    0.39            $     .47

     DILUTED                                     $    0.38           $      .46

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:

     BASIC                                       7,101,663            6,931,098

     DILUTED                                     7,350,138            7,148,391





The accompanying notes are an integral part of these consolidated financial statements.
        MIDCOAST ENERGY RESOURCES INC., AND SUBSIDIARIES



UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                (In thousands, except share data)



                                                                                            TOTAL
                              COMMON    PAID-IN    ACCUMULATED    UNEARNED     TREASURY  SHAREHOLDERS'
                               STOCK    CAPITAL      DEFICIT    COMPENSATION    STOCK       EQUITY

Balance, December 31, 1997   $    71   $ 80,681    $ (19,283)    $      (18)   $    -    $    61,451

Shares issued or vested            -         -            -              14         -             14
 under various stock-based
 compensation arrangements

Warrants exercised                -        274           -                -         -            274

Net income                        -          -       9,113                -         -          9,113

Treasury stock purchased          -          -          -                 -     (2,791)       (2,791)
  (181,125 shares)

Common stock dividends,           -          -     (1,777)                -         -         (1,777)
  $.24 per share

Balance, December 31, 1998  $    71    $80,955   $(11,947)      $        (4)   $(2,791)      $66,284

Net income                        -          -      3,255                 -          -         3,255

Treasury stock purchased          -          -          -                 -     (1,990)       (1,990)
  (116,750 shares)

Treasury stock issued in          -          -          -                 -      2,442         2,442
connection with the DPI
acquisition (140,574
shares) (Note 3)

Common stock dividends,           -         -       (442)                -           -          (442)
 $.06 per share

Balance, March 31, 1999    $    71    $80,955    $(9,134)            $  (4)    $(2,339)     $ 69,549



The accompanying notes are an integral part of these consolidated financial statements.

        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES


         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (In thousands)

                                                   For the Three      Months Ended
                                                     March 31,          March 31,
                                                       1998              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $     2,761        $    3,255
 Adjustments to arrive at net cash provided (used)
 in operating activities -
   Depreciation, depletion and amortization                  693             1,409
   Deferred income taxes                                     733               217
   Recognition of deferred income                            (21)              (21)
   Minority interest in consolidated subsidiaries              2                40
   Other                                                      13                 -
   Changes in working capital accounts -
   (Increase) decrease in accounts receivable                577           (10,003)
   (Increase) decrease in other current assets               163                (1)
   Increase (decrease) in accounts payable and            (5,378)            4,660
     accrued liabilities

       Net cash used by operating activities                (457)             (444)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                                 -           (28,591)
  Capital expenditures                                    (1,622)           (4,949)
  Other                                                     (129)             (556)

       Net cash used by investing activities              (1,751)          (34,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank debt borrowings                                     12,233           90,051
  Bank debt repayments                                     (9,773)         (51,487)
  Purchase of treasury stock                                    -           (1,990)
  Advances to affiliates                                        -             (610)
  Receipts from affiliates                                      -              839
  Contributions from (distributions to) joint                 (30)               -
    venture partners
  Dividends on common stock                                  (413)            (442)

       Net cash provided by financing activities             2,017           36,361

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (191)           1,821

CASH AND CASH EQUIVALENTS,beginning of period                 308              200

CASH AND CASH EQUIVALENTS, end of period                 $    117        $   2,021



CASH PAID FOR INTEREST                                  $    842         $   2,638

CASH PAID FOR INCOME TAXES                              $    101         $       -






The accompanying notes are an integral part of these consolidated financial statements.
        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION

The accompanying unaudited financial information has been prepared by Midcoast in accordance with the instructions to Form 10-Q. The unaudited information furnished reflects all adjustments, all of which were of a normal recurring nature, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain reclassification entries were made with regard to the Consolidated Financial Statements for the periods presented in 1998 so that the presentation of the information is consistent with reporting for the Consolidated Financial
Statements in 1999. It is suggested that the financial information be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.  CAPITAL STOCK

In February 1999, the Company's BOD's announced a five-for-four common stock split. The stock split was effective for shareholders of record on February 11, 1999, and was distributed on March 1, 1999. No fractional shares were issued as a result of the stock split and stockholders entitled to a fractional share received a cash payment equal to the market value of the fractional share at the close of the market on the record date. Net income per share, dividends per share and weighted average shares outstanding have been retroactively restated to reflect the five-for-four stock split.

3.     ACQUISITIONS

CALMAR ACQUISITION

The Company purchased the Calmar system in Alberta, Canada from Probe Exploration, Inc. ("Probe"). The total value of the transaction was approximately $13.2 million (U.S.). The assets purchased include a 30 Mmcf per day amine sweetening plant, 30 miles of gas gathering pipeline and approximately 4,000 horsepower of compression located near Edmonton, Alberta. The Calmar system currently gathers and treats approximately 24 Mmcf per day of sour gas from 27 producing wells operated by Probe and Courage Energy Inc. In conjunction with the purchase, Probe entered into a gas gathering and treating agreement with us, including the long-term dedication of Probe's reserves in the Leduc Field, a right of first refusal agreement on new or existing midstream assets within a defined 390-square mile area of interest, and an assignment to us of an existing third party gathering and treating agreement.

DPI AND FLARE ACQUISITIONS

The Company purchased two related companies, Flare and DPI. The total value of the transaction was approximately $11.1 million and could include future consideration should certain contingencies be met. The Flare and DPI shareholders received cash consideration of approximately $3.2 million, Midcoast assumed $5.5 million in debt, and the DPI shareholders received 140,574 shares of our common stock. Flare is a natural gas processing and treating company whose principal assets include 27 portable natural gas processing and treating plants from which it earns revenues based on treating and processing fees and/or a percentage of the NGLs produced. DPI is an NGL, crude oil and CO2 transportation and marketing company. DPI operates 43 NGL and crude oil trucks and trailers, a fleet of 40 pressurized railcars and in excess of 400,000 gallons of NGL storage facilities and product treating and handling equipment. The acquisition was funded through the Company's existing credit facility.

TINSLEY ACQUISITION

The Company purchased the Tinsley crude oil gathering pipeline for $5.2 million. The Tinsley system is located in Mississippi and consists of 60 miles of crude oil gathering pipeline, related truck and Mississippi River barge loading facilities and 170,000 barrels of crude oil storage. The acquisition was funded through the Company's existing credit facility.

SEACREST ACQUISITION

The Company also completed the purchase of a 70% interest in SeaCrest for $1.5 million, which in turn acquired seven active offshore natural gas gathering pipelines. The gathering pipelines that SeaCrest acquired from Koch Industries include seven active systems located offshore in the Gulf of Mexico, south of Louisiana, and comprise approximately 81 miles of pipeline. These systems gather gas from 23 offshore producing wells with a current total throughput of approximately 49 Mmcf per day. The acquisition was funded through the Company's existing credit facility.

4.     COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

Certain executive officers of the Company have entered into employment contracts, which through amendments provide for employment terms of varying lengths the longest of which expires in April 2001. These agreements may be terminated by mutual consent or at the option of the Company for cause, death or disability. In the event termination is due to death, disability or defined changes in the ownership of the Company, the full amount of compensation remaining to be paid during the term of the agreement will be paid to the employee or their estate, after discounting at 12% to reflect the current value of unpaid amounts.

MIT CONTINGENCY

As part of the Company's MIT Acquisition, the Company has agreed to pay additional contingent annual payments, which will be treated as deferred purchase price adjustments, not to exceed $250,000 per year. The amount each year is dependent upon revenues received by the Company from certain gas transportation contracts. The contingency is due over an eight-year period commencing April 1, 1998, and payable at the end of each anniversary date. The Company is obligated to pay the lesser of 50% of the gross revenues received under these contracts or $250,000. At March 31, 1999, the Company has accrued $250,000 as an additional purchase price adjustment.

MIDLA CONTINGENCY

As a condition of the Midla Acquisition, the Company agreed that if a specific contract with a third party was executed prior to October 2, 1999, which included specific provisions regarding price and throughputs, Midcoast would be obligated to issue 137,500 warrants to acquire Midcoast common stock at an exercise price of $15.82 per share to Republic. In addition, concurrent with initial expenditures on the project, the Company would incur a $1.2 million cash obligation to Republic. At March 31, 1999, none of the provisions of this contingency have been met.

5.     EARNINGS PER SHARE

In  March  1997, the FASB issued SFAS No. 128, entitled "Earnings
Per Share", which establishes new guidelines for calculating earnings per share. The pronouncement is effective for reporting periods ending after December 31, 1997. SFAS No. 128 requires companies to present both a basic and diluted earnings per share amount on the face of the statement of operations and to restate prior period earnings per share amounts to comply with this
standard.    Basic  and  diluted  earnings  per   share   amounts
calculated in accordance with SFAS No. 128 are presented below for the three-months ended March 31 (in thousands, except per share amounts):


                                      For  the  three  months  ended  March 31,
                                         1998                           1999
                                             Average                            Average
                                  Net        Shares      Earnings     Net       Shares       Earnings
                                 Income    Outstanding   Per Share   Income   Outstanding    Per Share
Basic                           $2,761      7,102       $  .39       $3,255    6,931          $.47
Effect of dilutive securities:
Stock options                                 153                                207
  Warrants                                     95                                 10
  Diluted                       $2,761      7,350      $   .38       $3,255    7,148          $.46


6.    SEGMENT DATA

The Company has three reportable segments that are primarily in the business of transporting; gathering, processing and treating; and marketing of natural gas and other petroleum products. The Company's assets are segregated into reportable segments based on the type of business activity and type of customer served on the Company's assets. The Company evaluates performance based on profit or loss from operations before income taxes and other income and expense items incidental to core operations. Operating income for each segment includes total revenues less operating expenses (including depreciation) and excludes corporate administrative expenses, interest expense, interest income and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The following table presents certain financial information relating to the Company's business segments (in thousands):



                                            For the three months ended March 31,
                                                     1998                 1999

Segment Revenues:
  Transmission                              $    41,311                $   36,024
  End-User                                       23,669                    28,547
  Gathering, Processing and Treating              2,271                    17,154

Total Segment Revenues                     $     67,251               $    81,725

Segment Operating Income:
  Transmission                             $      3,874               $     4,543
  End-User                                        1,292                     1,520
  Gathering, Processing and Treating                555                     1,094

Total Segment Operating Income                    5,721                     7,157

  Corporate administrative expenses              (1,603)                   (1,928)
  Interest expense                                 (599)                   (1,503)
  Other income (expense), net                        45                       209

Income Before Income Taxes                $       3,564              $      3,935

The identifiable assets of the Company, by segment, are as follows (in thousands):



                                                        March 31,
                                                  1998            1999
Property, Plant and Equipment
  Transmission                              $ 85,774         $104,471
  End-User                                     5,158            8,289
  Gathering, Processing and Treating          10,858           82,539

Total Segment Assets                         101,790          195,299
  Corporate and other                            672            1,300
  Total Assets                              $102,462         $196,599

The depreciation expense of the Company, by segment, is as follows (in thousands):

                                        For the three months ended March 31,
                                                 1998            1999
Depreciation Expense:
  Transmission                            $      390       $        372
  End-User                                       136                205
  Gathering, Processing and Treating             105                737

Total Segment Depreciation Expense               631              1,314
  Corporate and other                             62                 95
  Total Depreciation Expense             $       693      $       1,409


7.     NEW ACCOUNTING PRONOUNCEMENT NOT YET ADOPTED

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

8.     SUBSEQUENT EVENTS

In May 1999, the Company announced that it intends to make a public offering of 3,370,000 shares of its common stock under its shelf registration statement declared effective on February 5, 1999. Also it is anticipated that three selling shareholders will offer an additional 130,000 shares. The offering is expected to close in late May 1999.


ITEM  2.    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company has grown significantly as a result of the construction and acquisition of new pipeline facilities. Since January of 1996, the Company acquired 49 pipelines for an aggregate acquisition cost of over $161 million. The Company believes the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired pipeline systems. As the Company pursues its growth strategy in the future, its financial position and results of operations may fluctuate significantly from period to period.

The Company's results of operations are determined primarily by the volumes of gas transported, purchased and sold through its pipeline systems or processed at its processing facilities. Most of the Company's operating costs do not vary directly with volume on existing systems, thus, increases or decreases in transportation volumes on existing systems generally have a direct effect on net income. Also, the addition of new pipeline systems typically results in a larger percentage of revenues being added to operating income as fixed overhead components are allocated over more systems. The Company derives its revenues from three primary sources: (i) transportation fees from pipeline systems owned by the Company, (ii) the processing and treating of natural gas and NGL trucking fees and (iii) the marketing of natural gas and other petroleum products.

Transportation fees are received by the Company for transporting gas owned by other parties through the Company's pipeline systems. Typically, the Company incurs very little incremental operating or administrative overhead cost to transport gas through its pipeline systems, thereby recognizing a substantial portion of incremental transportation revenues as operating income.

The Company's natural gas processing revenues are realized from the extraction and sale of NGL's as well as the sale of the residual natural gas. These revenues occur under processing contracts with producers of natural gas utilizing both a "percentage of proceeds" and "keep-whole" basis. The contracts based on percentage of proceeds provide that the Company receives a percentage of the NGL and residual gas revenues as a fee for processing the producers gas. The contracts based on keep-whole provide that the Company is required to reimburse the producers for the BTU energy equivalent of the NGLs and fuel removed from the natural gas as a result of processing and the Company retains all revenues from the sale of the NGL's. Once extracted, the NGL's are further fractionated in the Company's facilities into products such as ethane, propane, butanes, natural gasoline and condensate, then sold to various wholesalers along with raw sulfur from the Company's sulfur recovery plant. The Company's processing operations can be adversely affected by declines in NGL prices, declines in gas throughput or increases in shrinkage or fuel costs. The Company's NGL trucking revenues occur in the transportation of crude oil, and NGL's using pressurized tractor-trailers and railcars.

The Company's marketing revenues are realized through the purchase and resale of natural gas and other petroleum products to the Company's customers. Generally, marketing activities will generate higher revenues and correspondingly higher expenses than revenues and expenses associated with transportation activities, given the same volumes of gas. This relationship exists because, unlike revenues derived from transportation activities, marketing revenues and associated expenses includes the full commodity price of the natural gas and other petroleum product acquired. The operating income the Company recognizes from its marketing efforts is the difference between the price at which the gas and other petroleum products was purchased and the price at which it was resold to the Company's customers. The Company's strategy is to focus its marketing activities on Company owned pipelines. The Company's marketing activities have historically varied greatly in response to market fluctuations.

The Company has had quarter-to-quarter fluctuations in its financial results in the past due to the fact that the Company's marketing sales and pipeline throughputs can be affected by changes in demand for natural gas primarily because of the weather. Although, historically, quarter-to-quarter fluctuations resulting from weather variations have not been significant, the acquisitions of the Magnolia System, the MIT System and the MLGC System have increased the impact that weather conditions have on the Company's financial results. In particular, demand on the Magnolia System, MIT System and MLGC System fluctuate due to weather variations because of the large municipal and other seasonal customers which are served by the respective systems. As a result, historically the winter months have generated more income than summer months on these systems. There can be no assurances that the Company's efforts to minimize such effects will have any impact on future quarter-to-quarter fluctuations due to changes in demand resulting from variations in weather conditions. Furthermore, future results could differ materially from historical results due to a number of factors including but not limited to interruption or cancellation of existing contracts, the impact of competitive products and services, pricing of and demand for such products and services and the presence of competitors with greater financial resources.

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

RESULTS OF OPERATIONS

The following tables present certain data for major operating segments of Midcoast for the three-month periods ended March 31, 1998 and March 31, 1999. A discussion follows which explains significant factors that have affected Midcoast's operating results during these periods. Gross margin for each of the segments is defined as the revenues of the segment less related direct costs and expenses of the segment and does not include depreciation, interest or allocated corporate overhead. As previously discussed, the Company provides marketing services to its customers. For analysis purposes, the Company accounts for the marketing services by recording the marketing activity on the operating segment where it occurs. Therefore, the gross margin for each of the major operating segments include transportation and marketing components.

TRANSMISSION PIPELINES
(In thousands, except gross margin per Mmbtu)


                                                    For the Three Months Ended
                                                   March 31,1998     March 31,1999
Operating Revenues:
 Marketing                                       $   39,314         $    34,107
 Transportation Fees                                  1,997               1,917

Total Operating Revenues                             41,311              36,024

Operating Expenses:
 Marketing Costs                                     35,875              30,024
 Operating Expenses                                   1,172               1,085

Total Operating Expenses                             37,047              31,109

Gross Margin                                    $     4,264        $      4,915

Volume (in Mmbtu)
 Marketing                                           16,348              16,313
 Transportation                                      15,152              14,668

Total Volume                                         31,500              30,981

Gross Margin per Mmbtu                         $        .14      $          .16




Quarter Ended March 31, 1999 Compared to Quarter Ended March 31,
1998

The Company's Transmission segment experienced a 15% increase in gross margin for the three-months ended March 31, 1999 when compared to the equivalent three-month period ended March 31, 1998. This increase was achieved despite a mild winter due to improved marketing margins on a per Mmbtu basis, as well as a reduction in operating expense.




END-USER PIPELINES
(In thousands, except gross margin per Mmbtu)


                                               For the Three Months Ended
                                                March 31,      March 31,
                                                   1998          1999
Operating Revenues:
 Marketing                                       $22,905     $ 27,808
 End-User Transportation                             764          739
Fees

Total Operating Revenues                          23,669       28,547

Operating Expenses:
 Marketing Costs                                  22,196       26,722
 Operating Expenses                                   45          100

Total Operating Expenses                          22,241       26,822

Gross Margin                                     $ 1,428     $  1,725

Volume (in Mmbtu)
 Marketing                                        10,236       10,046
 Transportation                                    4,883        6,012

Total Volume                                      15,119       16,058

Gross Margin per Mmbtu                           $   .09   $      .11



Quarter Ended March 31, 1999 Compared to Quarter Ended March  31,
1998


For the quarter ended March 31, 1999, the End-User segment gross margin increased 21% over the same period in 1998. The increase is primarily attributable to incremental gross margin created by the June 1998 Creole pipeline acquisition, in addition to new natural gas marketing services to a new cogeneration facility near Baton Rouge, Louisiana.



GATHERING PIPELINES AND NATURAL GAS PROCESSING AND TREATING
(In thousands, except gross margin per Mmbtu)

                                                  For the Three Months Ended
                                                     March 31,      March 31,
                                                       1998          1999
Operating Revenues:
 Marketing                                       $   957       $ 13,285
 Gathering Transportation Fees                       215          1,976
 Processing and Treating Revenues                  1,099          1,893

Total Operating Revenues                           2,271         17,154

Operating Expenses:
 Marketing Costs                                     777         13,332
 Operating Expenses                                  390          1,009
 Processing and Treating Costs                       444            982

Total Operating Expenses                           1,611         15,323

Gross Margin                                     $   660       $  1,831

Volume (in Mmbtu)
 Marketing                                           461          5,125
 Gathering                                         5,866         19,557
 Processing and Treating                             511          1,961

Total Volume                                       6,838         26,643

Gross Margin per Mmbtu                           $   .10     $      .07



Quarter Ended March 31, 1999 Compared to Quarter Ended March  31,
1998

Significant increases in revenues, gross margin and volumes were realized for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. The significant increases are a result of the Company's successful acquisition strategy which has recently been focused on assets in this segment. As discussed in Note 3 to the Consolidated Financial Statements, five acquisitions in this segment were consummated in the first quarter of 1999, in addition to the Anadarko and Mendota acquisitions in September and December 1998, respectively.

OTHER INCOME, COSTS AND EXPENSES

In the three months period ended March 31, 1999, the Company received revenues of $339,000 in other revenues as compared to $88,000 over the same period in 1998. The increase is primarily attributable to a sale of renovated equipment by its Flare subsidiary.

In the three month period ended March 31, 1999, the Company's depreciation, depletion and amortization increased to $1,409,000 from $693,000 when compared to 1998. Of the $716,000 increase, 69% is attributable to depreciation on the Anadarko, Flare, SeaCrest, Tinsley, and Dufour acquisitions, which had no equivalent depreciation in 1998. In addition, 20% of the increase is attributable to a one-time impairment on the Company's H&W assets recognized in the quarter.

In the three months period ended March 31, 1999, the Company's general and administrative expenses increased to $1,928,000 from $1,603,000 in 1998. The increase is due to incremental overhead on newly acquired assets in late 1998 and 1999 as well as increased staffing levels in 1999.

Interest expense for the three months period ended March 31, 1999 increased to $1,503,000 from $599,000 in 1998. The increased debt load in 1999 is primarily associated with the Company's September 1998 acquisition of Anadarko and March 1999 acquisition of MCOC. The additional expense related to increased debt levels was mitigated by a reduction in the Company's weighted average interest rate. The Company's weighted average interest rate was 6.13% for the three-month period ended March 31, 1999 as compared to 7.72% for the three-month period ended March 31, 1998.

The  Company  recognized  net income for the  three-month  period ended  March  31,  1999  of $3.26 million as  compared  to  $2.76 million for the equivalent period in 1998. EPS for the three month period ended March 31, 1999 increased 21% from $.39 to $.47 in 1999. The significant improvement in EPS is attributable full quarter operations of acquisitions completed in 1998, and partial quarter operations of new acquisitions in 1999.

INCOME TAXES

As of December 31, 1998, the Company had NOL carryforwards of approximately $16.6 million, expiring in various amounts from
1999 through 2011. The Company's predecessor and Republic generated these NOLs. The ability of the Company to utilize the carryforwards is dependent upon the Company generating sufficient taxable income and will be affected by annual limitations (currently estimated at approximately $4.9 million) on the use of such carryforwards due to a change in shareholder control under the Internal Revenue Code triggered by the Company's July 1997 common stock offering and the change of ownership created by the Midla Acquisition.

CAPITAL RESOURCES AND LIQUIDITY

The Company had historically funded its capital requirements through cash flow from operations and borrowings from affiliates and various commercial lenders. However, our capital resources were significantly improved with the equity infusion derived from our initial and secondary common stock offerings in August 1996 and July 1997, respectively.

The net proceeds of our combined stock offerings contributed approximately $42.1 million and significantly improved our financial flexibility. This increased flexibility has allowed us to pursue acquisition and construction opportunities utilizing lower cost conventional bank debt financing. During 1998 and to date in 1999, the Company has acquired or constructed $83.1 million of pipeline systems. These acquisition and construction projects increased our long-term debt to total capitalization ratio to 62% at March 31, 1999.

As a result of significantly increased cash flows generated from our numerous acquisitions, in September 1998, the Company has amended and restated our bank financing agreement with Bank One. These amendments increased our borrowing availability, modified our letter of credit facility, established a credit sharing, extended the maturity two years to August 2002, modified financial covenants, established waiver and amendment approvals and changed the fee structure to include a decrease in the interest rate on borrowings.

The amendments to the credit agreement increased our borrowing availability from $80 million to $150 million (with an initial committed amount of $100 million, which, as noted below, has subsequently been increased to $125 million). The amended credit agreement provides borrowing availability as follows: (i) up to a $15 million sublimit for the issuance of standby and commercial letters of credit and (ii) the difference between the $100 million and the used sublimit available as a revolving credit facility. Effective September 8, 1998, at our option, borrowings under the amended credit agreement accrue interest at LIBOR plus 1.25% or the Bank One base rate.

Under the amended credit agreement, a credit sharing was established among Bank One, CIBC Inc., and Bank of America, N.A. The Company is subject to an initial facility fee of $.5 million, which represents all fees due on borrowings up to $100 million. As the Company borrows funds in excess of $100 million, a .15% fee will be imposed. The commitment fee remained at .375%. Additionally, the Company is subject to an annual administrative agency fee of $35,000.

In addition, the credit agreement is secured by all accounts receivable, contracts, the pledge of all of our subsidiaries' stock and a first lien security interest in our pipeline systems. The credit agreement also contains a number of customary covenants that require us to maintain certain financial ratios and limit our ability to incur additional indebtedness, transfer or sell assets, create liens, or enter into a merger or consolidation. The Company is in compliance with such financial covenants at March 31, 1999.

In March 1999, we further amended the credit agreement to increase the committed amount of borrowing availability and to allow for Canadian dollar denominated loans. In anticipation of a new acquisition in Canada, the Company increased the committed amount of borrowing availability under the credit agreement from $100 million to $125 million. In addition, because the functional currency of a newly formed Canadian subsidiary will be Canadian dollars, the Company revised the credit agreement to allow flexibility to borrow funds in Canadian dollars in order to eliminate foreign currency exchange risk.

For the quarter ended March 31, 1999, the Company generated cash flow from operating activities before changes in working capital accounts of approximately $4.9 million and had approximately $7.6 million available under the credit agreement.
At March 31, 1999, the Company had committed to making approximately $2.2 million in construction related expenditures for 1999. The Company believes that its credit agreement and funds provided by operations will be sufficient to meet its operating cash needs for the foreseeable future and its projected capital expenditures of approximately $2.2 million. If funds under the credit agreement are not available to fund acquisition and construction projects, the Company would seek to obtain such financing from the sale of equity securities or other debt financing. There can be no assurances that any such financing will be available on terms acceptable to the Company. Should sufficient capital not be available, the Company will not be able to implement its growth strategy as aggressively.

In May 1999, the Company announced that it intends to make a public offering of 3,370,000 shares of its common stock under its shelf registration statement declared effective on Feb. 5, 1999. Also it is anticipated that three selling shareholders will offer an additional 130,000 shares. The offering is expected to close in late May 1999.

RISK MANAGEMENT

The Company utilizes derivative financial instruments to manage market risks associated with certain energy commodities and interest rates. According to guidelines provided by the BOD, the Company enters into exchange-traded commodity futures, options and swap contracts to reduce the exposure to market fluctuations in price and transportation costs of energy commodities and fluctuations in interest rates. The Company does not engage in speculative trading. Approvals are required from senior management prior to the execution of any financial derivative.

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

The gains, losses and related costs of the financial instruments that qualify as a hedge are not recognized until the underlying physical transaction occurs. At March 31, 1999, the Company had no unrealized losses from such hedging contracts

Interest Rate Risk:

The Company's Credit Facility provides an option for the Company to borrow funds at a variable interest rate of LIBOR plus 1.25%. In an effort to mitigate interest rate fluctuation exposure, the Company has entered into $65 million dollars of interest rate swaps under two separate swap agreements. The interest rate swap agreements entered into by the Company effectively convert $65 million of floating-rate debt to fixed-rate debt.

The first interest rate swap agreement was entered into with Bank One in December 1997. The swap agreement effectively established a fixed three-month LIBOR interest rate setting of 6.02% for a two-year period on a notional amount of $25 million. This swap agreement was subsequently transferred to Nations Bank in November 1998 and replaced with a new swap agreement. The new swap agreement provides a fixed 5.09% three month LIBOR interest rate to Midcoast with a new two year termination date of December 2000 which may, however, be extended through December 2003 at NationsBank's option on the last day of the initial term. The variable three-month LIBOR rate is reset quarterly based on the prevailing market rate, and Midcoast is obligated to reimburse NationsBank when the three-month LIBOR rate is reset below 5.09%. Conversely, NationsBank is obligated to reimburse Midcoast when the three-month LIBOR rate is reset above 5.09%. At March 31, 1999, the fair value of this interest rate swap through the transferred termination date was a net liability of $75,000.

The second interest rate swap agreement was entered into with CIBC in October 1998. The swap agreement effectively established a fixed three-month LIBOR interest rate setting of 4.475% for a three-year period on a notional amount of $40 million. The agreement, however, may be extended an additional two years through November 2003 at CIBC's option on the last day of the initial term. The variable three-month LIBOR rate is reset quarterly based on the prevailing market rate, and Midcoast is obligated to reimburse CIBC when the three-month LIBOR rate is reset below 4.475%. Conversely, CIBC is obligated to reimburse Midcoast when the three-month LIBOR rate is reset above 4.475%. At March 31, 1999, the fair value of this interest rate swap through the initial termination date was a net asset of $1,078,000.

The effect of these swap agreements was to lower interest expense by $49,000 in the three-months ended March 31, 1999 and increase interest expense by $12,000 in the three-months ended March 31, 1998.

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

The Company has completed the assessment of its computer software, hardware and other systems, including embedded technology, relative to Y2K compliance. Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, the Y2K problem identified above does impact some of the Company's computer software and hardware systems. If the problems are not remedied timely, this could cause disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Such disruption could materially and adversely affect the Company's results of operation, liquidity and financial condition

The Company is currently updating some of its software and hardware in order to improve the timeliness and quality of its business information systems. A byproduct of these improvements includes the purchase of Y2K compliant software and hardware that otherwise are not Y2K compliant today. Software and hardware selection has been completed and implementation has begun with anticipated completion dates ranging from December 1998 to June 1999. A budget for updating computer software and hardware of approximately $1.0 million dollars has been established of which $.8 million has been spent through March 31, 1999. Based on a successful implementation of our Y2K plan, we do not expect the Y2K issue to pose significant operational problems for the Company's computer systems.

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

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, in addition to the interim consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q. There are no material changes in market risks faced by the Company from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS  - None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM  4.  SUBMISSION  OF MATTERS TO A VOTE OF SECURITY-HOLDERS  -
None.

ITEM 5. OTHER INFORMATION - None.

ITEM. 6. EXHIBITS AND REPORTS ON FORM 8-K


 a.   Exhibits:

 EXHIBITS       DESCRIPTION OF EXHIBITS

______

b.  Reports on Form 8-K:

A report on Form 8-K was filed during the first quarter of 1999. Such report was filed on February 26, 1999 as an Other Event, to amend Registration Statements to include the effects of a five
for                four               stock                split.
Signature

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MIDCOAST ENERGY RESOURCES, INC.
(Registrant)



BY: /s/ Richard A. Robert
        Richard A. Robert
        Principal Financial Officer
        Treasurer
        Principal Accounting Officer


 Date: May 17, 1999
_______________________________
1Includes 339 other revenue, less 94 corporate depreciation expense, 40 minority interest and 5 other
2Need to call (Nationsbank) 877-669-7369 for market value of SWAP at 3/31/99
3Need to call Thomas Lee (CIBC) 212-885-4373 for market value of SWAP at 3/31/99.