Form 10-Q
period 1999-06-30
MIDCOAST ENERGY RESOURCES INC
filed 1999-08-16
CIK 276327

[ARTICLE]5


             U.S. SECURITIES AND EXCHANGE COMMISSION


                     Washington, D.C.  20549

                            FORM 10-Q

[X]            Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange
    Act of 1934 for the Quarterly Period Ended June 30, 1999

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

     On June 30,1999, there were outstanding 10,719,513 shares of the Company's common stock, par value $.01 per share.

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

MLGT System  A Louisiana intrastate pipeline

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

SFAS         Statement of Financial Accounting Standards

TRIGAS       Two end-user pipelines in Northern Alabama.
System


        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
              Quarterly Report on Form 10-Q for the
                   Quarter Ended June 30, 1999

[CAPTION]

Page
Number

PART I.  FINANCIAL INFORMATION

     Item 1.   Unaudited Financial Statements

       Consolidated Balance Sheets as of December 31, 1998
            and June 30, 1999                                            3
       Consolidated Statements of Operations for the three months
            and six months ended June 30, 1998 and June 30, 1999         4
       Consolidated Statement of Shareholders' Equity for
            the six months ended June 30, 1999                           5
       Consolidated Statements of Cash Flows for the three months
            and six months ended June 30, 1998 and June 30, 1999         6
       Notes to Consolidated Financial Statements                        7

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                9

PART II.  OTHER INFORMATION                                             15

SIGNATURE                                                               17




        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                (In thousands, except share data)


                                            DECEMBER 31,            JUNE 30,
ASSETS                                          1998                   1999

CURRENT ASSETS:
Cash and cash equivalents                   $      200               $     5,516
Accounts receivable, net of allowance of        33,020                    50,331
$92 and $104 , respectively
Materials and supplies, at average cost          1,363                     1,389
Total current assets                            34,583                    57,236

PROPERTY, PLANT AND EQUIPMENT, at cost:
Natural gas transmission facilities            150,041                   188,041
Investment in transmission facilities            1,342                     1,358
Natural gas processing facilities                4,917                    11,113
Oil and gas properties, using the full-          1,383                     1,383
cost method of accounting
Other property and equipment                     2,872                     3,293
                                               160,555                   205,188
ACCUMULATED DEPRECIATION, DEPLETION AND         (6,308)                   (8,924)
AMORTIZATION
                                               154,247                   196,264
OTHER ASSETS, net of amortization                2,512                     1,964
Total assets                                  $191,342                  $255,464

  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued                 $32,540                   $51,867
liabilities
  Current portion of long-term debt                176                       176
payable to banks
  Short-term borrowing from bank                   754                        -
  Other current liabilities                        124                        48
Total current liabilities                       33,594                    52,091

LONG TERM DEBT PAYABLE TO BANKS                 78,082                    63,421

OTHER LIABILITIES                                2,024                     2,078

DEFERRED INCOME TAXES                           10,808                    11,196

MINORITY INTEREST IN CONSOLIDATED                  550                       517
SUBSIDIARIES

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
Common stock, par value $.01 per
  share; authorized 31,250,000 shares;               71                      107
  issued 7,149,513 and 10,719,513
shares, respectively (Note 2)
  Paid in capital                                80,955                  135,612
  Accumulated deficit                           (11,947)                  (7,183)
  Unearned compensation                              (4)                      -
  Less: Cost of  181,125 and 161,156             (2,791)                  (2,375)
    treasury shares, respectively
Total shareholders' equity                       66,284                  126,161
Total liabilities and shareholders'            $191,342                 $255,464
equity




 The accompanying notes are an integral part of these financial statements.

            MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES


             UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except share data)




                              For the Three Months      For the Six Months
                                     Ended                     Ended
                               June 30,    June 30,    June 30,    June 30,
                                  1998        1999        1998        1999
Operating Revenues:
Sale of natural gas and       $  45,977    $  74,387   $  109,153  $  149,442
  other petroleum products
Transportation fees               2,325        5,556        5,301      10,198
Natural gas processing            1,007        3,213        2,106       5,107
  and treating revenue
Other                               218          301          295         774

Total operating revenues         49,527       83,457      116,855     165,521

OPERATING EXPENSES:
Cost of natural gas and          44,226       72,425      104,402     143,688
  other petroleum products
Natural gas processing              742        2,880        1,465       4,901
  and treating costs
Depreciation, depletion             695        1,534        1,388       2,943
  and amortization
General and administrative        1,313        2,052        2,916       3,950

Total operating expenses         46,976       78,891      110,171     155,482

Operating income                  2,551        4,566        6,684      10,039

NON-OPERATING ITEMS:
Interest expense                   (637)      (1,373)      (1,236)     (2,876)
Minority interest in                (40)          17          (42)        (23)
  consolidated subsidiaries
Other income (expense), net          95          (97)         127         (92)


INCOME BEFORE INCOME TAXES         1,969       3,113        5,533       7,048

PROVISION FOR INCOME TAXES
     Current                         (21)       (366)         (91)       (829)
     Deferred                       (220)       (171)        (953)       (388)


NET INCOME                       $ 1,728     $ 2,576      $ 4,489     $ 5,831

EARNINGS PER COMMON SHARE:

  BASIC                         $   0.24     $  0.31      $  0.63     $  0.77

  DILUTED                       $   0.23     $  0.31      $  0.61     $  0.75
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:

  BASIC                         7,127,783   8,224,972     7,114,795   7,581,609         5         9

  DILUTED                       7,378,669   8,428,998     7,364,476   7,792,269





    The accompanying notes are an integral part of these consolidated financial statements.
            MIDCOAST ENERGY RESOURCES INC., AND SUBSIDIARIES


   UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                    (In thousands, except share data)




                                                                                               TOTAL
                          COMMON       PAID-IN      ACCUMULATED  UNEARNED       TREASURY       SHAREHOLDER'
                          STOCK        CAPITAL      DEFICIT      COMPENSATION   STOCK          EQUITY

Balance, December 31,1997 $     71     $ 80,681     $(19,283)    $    (18)      $    -         $ 61,451

Shares  issued   or vested       -            -            -           14            -               14
 vested under Various stock-
 based compensation
 arrangements

Warrants exercised               -           274           -            -             -             274

Net income                       -            -        9,113            -             -           9,113

Treasury stock purchased         -            -            -            -        (2,791)         (2,791)
 purchased (181,125 shares)

Common stock dividends,          -            -       (1,777)           -             -          (1,777)
  $.24 per share

Balance, December 31, 1998 $    71       $ 80,955   $(11,947)   $     (4)      $ (2,791)        $66,284

Net income                       -             -       5,831           -              -           5,831

Shares issued or vested
 under various stock-
 based Compensation              -             -           -            4              -              4
 arrangements

Sale of 3,570,000 shares        36        54,657           -            -              -          54,693
 of common stock   (Note 2)

Foreign currency translation     -            -         (146)           -              -            (146)

Treasury stock                   -            -            -            -         (2,406)         (2,406)
 purchased (143,750 shares)

Treasury stock issued in         -           -             -            -          2,822           2,822
 issued in connection
 with the DPI acquisition
 (163,719 shares)
Common stock dividends,          -           -           (921)         -               -            (921)
 $.12 per share

Balance, June 30,1999     $    107   $135,612         $(7,183)     $    -       $ (2,375)         $126,161



    The accompanying notes are an integral part of these consolidated financial statements.
            MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

             UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (In thousands)



                                     For the Three   Months Ended     For the Six    Months Ended
                                     June 30, 1998   June 30, 1999    June 30, 1998  June 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                          $     1,728    $       2,576    $       4,489  $       5,831
  Adjustments to arrive at net
    cash provided (used) in
    operating activities-
    Depreciation, depletion and              695             1,534            1,388          2,943
    amortization
  Increase in deferred tax liability         757               171              757            388
  Minority interest in consolidated           40               (17)              42             23
   subsidiaries
  Other                                       79               (15)              71            (36)
  Changes in working capital accounts-
   (Increase) Decrease in                  9,962            (7,308)          10,539              (17,311)
   accounts receivable
  Increase in other current assets          (626)              (25)            (463)           (26)
  Increase (Decrease) in accounts         (7,743)           14,675          (12,388)        19,335
   payable and accrued liabilities

Net cash provided by operating activities  4,892            11,591            4,435         11,147

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                           (3,425)            (1,799)          (3,425)       (30,390)
  Capital expenditures                   (1,398)            (6,799)          (3,020)       (11,748)
  Other                                    (625)               744             (754)           188

Net cash used in investing activities    (5,448)            (7,854)          (7,199)       (41,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank debt borrowings                    6,506             30,319           18,739        120,370
  Bank debt repayments                   (4,674)           (84,298)         (14,447)      (135,785)
  Purchase of treasury stock                  -               (416)               -         (2,406)
  Common stock offering (Note 2)              -             54,693                -         54,693
  Contributions from (distributions to)     880                (61)             850            168
   joint venture partners
  Dividends on common stock                (458)              (479)            (871)          (921)

Net cash provided (used) by               2,254               (242)           4,271         36,119
  financing activities

NET INCREASE  (DECREASE) IN CASH
 AND CASH EQUIVALENTS                     1,698              3,495            1,507          5,316

CASH AND CASH EQUIVALENTS,                  117              2,021              308            200
 beginning of period

CASH AND CASH EQUIVALENTS,               $1,815             $5,516           $1,815         $5,516
 end of period


CASH PAID FOR INTEREST                   $  571             $1,611           $1,413         $4,249

CASH PAID FOR INCOME TAXES               $   36             $   60           $  137         $   60


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

In May 1999, the Company sold 3,570,000 shares of its Common Stock at an offering price of $16.31 per share. Proceeds of $54.7 million, net of issuance costs, were received by the Company. The proceeds were used to repay bank debt.

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

DPI AND FLARE ACQUISITIONS

The  Company  purchased two related companies, Flare and DPI.  The  total value of the transaction was approximately $11.1 million and could include future consideration should certain contingencies be met. The Flare and DPI shareholders received cash consideration of approximately $3.2 million, Midcoast assumed $5.5 million in debt, and the DPI shareholders received 163,719 shares of our common stock. Flare is a natural gas processing and treating company whose principal assets include 27 portable natural gas processing and treating plants from which it earns revenues based on treating and processing fees and/or a percentage of the NGLs produced. DPI is an NGL, crude oil and CO2 transportation and marketing company. DPI operates 43 NGL and crude oil trucks and trailers, a fleet of 40 pressurized railcars and in excess of 400,000 gallons of NGL storage facilities and product treating and handling equipment. The acquisition was funded through the Company's existing credit facility.

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

MIT CONTINGENCY

As part of the Company's MIT Acquisition, the Company has agreed to pay additional contingent annual payments, which will be treated as deferred purchase price adjustments, not to exceed $250,000 per year. The amount each year is dependent upon revenues received by the Company from certain gas transportation contracts. The contingency is due over an eight-year period commencing April 1, 1998 and payable at the end of each anniversary date. The Company is obligated to pay the lesser of 50% of the gross revenues received under these contracts or $250,000. As of June 30, 1999, the Company has made one payment of $250,000 and has accrued an additional $62,500 under the contingency.

MIDLA CONTINGENCY

As a condition of the Midla Acquisition, the Company agreed that if a specific contract with a third party was executed prior to October 2, 1999, which included specific provisions regarding price and throughputs, Midcoast would be obligated to issue 137,500 warrants to acquire Midcoast common stock at an exercise price of $15.82 per share to Republic. In addition, concurrent with initial expenditures on the project, the Company would incur a $1.2 million cash obligation to Republic. At June 30, 1999, none of the provisions of this contingency have been met.



5.     EARNINGS PER SHARE

In March 1997, the FASB issued SFAS No. 128, entitled "Earnings Per Share", which establishes new guidelines for calculating earnings per share. The pronouncement is effective for reporting periods ending after December 31, 1997. SFAS No. 128 requires companies to present both a basic and diluted earnings per share amount on the face of the statement of operations and to restate prior period earnings per share amounts to comply with this standard. Basic and diluted earnings per share amounts calculated in accordance with SFAS No. 128 are presented below for the three and six month periods ended June 30 (in thousands, except per share amounts):

                                  For the Three    Months Ended    For the Six    Months Ended
                                  June 30, 1998    June 30, 1999   June 30, 1998  June 30, 1999
Basic:
Net income                         $ 1,728         $ 2,576         $ 4,489        $ 5,831

Average shares outstanding           7,128           8,225           7,115          7,582

Earnings per share - basic         $  0.24        $   0.31         $  0.63        $  0.77


Diluted:

  Net income                       $ 1,728        $ 2,576         $ 4,489         $ 5,831

  Average shares outstanding         7,128          8,225           7,115           7,582

  Dilutive effect of stock options      88            148              92             151

  Dilutive effect of warrants          163             56             157              59

  Average shares & equivalent shares 7,379          8,429           7,364           7,792
  outstanding

  Earnings per share - diluted      $ 0.23        $  0.31         $  0.61         $  0.75




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













The identifiable assets of the Company, by segment, are as follows (in thousands):

                                             June 30,
                                       1998           1999
Property, Plant and Equipment
 Transmission                         $ 90,071        $120,401
 End-User                                4,517          10,597
 Gathering, Processing and Treating     11,519          73,074

Total Segment Assets                   106,107         204,072

Corporate and other                        455           1,116
Total Assets                          $106,562        $205,188



                                  For the Three  Months Ended     For the Six    Months Ended
                                  June 30, 1998  June 30, 1999    June 30, 1998  June 30, 1999
Segment Revenues:
 Transmission                     $25,717        $22,739          $67,028        $57,963
 End-User                          21,087         29,636           44,756         57,995
 Gathering, Processing              2,505         30,781            4,776         48,789
   and Treating

 Total Segment Revenues            49,309         83,156          116,560        164,747

Segment Operating Income:
 Transmission                       1,875          2,088            5,749          5,985
 End-User                           1,051          1,733            2,343          3,080
 Gathering, Processing                782          2,603            1,337          4,351
  and Treating

Total Segment Operating Income      3,708          6,424            9,429         13,416


Corporate Administrative expenses  (1,313)        (2,052)          (2,916)        (3,950)
Interest expense                     (637)        (1,373)          (1,236)        (2,876)
Other income (expense),net            211            114              256            458

Income before income taxes        $ 1,969        $ 3,113          $ 5,533        $ 7,048


The depreciation expense of the Company, by segment, is as follows (in thousands):




                                  For the Three  Months Ended     For the Six    Months Ended
                                  June 30, 1998  June 30, 1999    June 30, 1998  June 30, 1999
Depreciation Expense:
 Transmission                     $   391        $   364          $   781        $   736
 End-User                             136            221              272            426
 Gathering, Processing                106            842              211          1,579
  and Treating

Total Segment Depreciation            633          1,427            1,264          2,741
  Expense

Corporate and other                    62            107              124            202

Total Depreciation Expense        $   695        $ 1,534          $ 1,388        $ 2,943




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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has grown significantly as a result of the construction and acquisition of new pipeline facilities. Since January of 1996, the Company acquired 50 pipelines for an aggregate acquisition cost of over $163 million. The Company believes the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired pipeline systems. As the Company pursues its growth strategy in the future, its financial position and results of operations may fluctuate significantly from period to period.

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

The Company's natural gas processing revenues are realized from the extraction and sale of NGL's as well as the sale of the residual natural gas. These revenues occur under processing contracts with producers of natural gas utilizing both a "percentage of proceeds" and "keep-whole" basis. The contracts based on percentage of proceeds provide that the Company receives a percentage of the NGL and residual gas revenues as a fee for processing the producer's gas. The contracts based on keep-whole provide that the Company is required to reimburse the producers for the BTU energy equivalent of the NGLs and fuel removed from the natural gas as a result of processing and the Company retains all revenues from the sale of the NGL's. Once extracted, the NGL's are further fractionated in the Company's facilities into products such as ethane, propane, butanes, natural gasoline and condensate, then sold to various wholesalers along with raw sulfur from the Company's sulfur recovery plant. The Company's processing operations can be adversely affected by declines in NGL prices, declines in gas throughput or increases in shrinkage or fuel costs. The Company's NGL trucking revenues occur in the transportation of crude oil and NGL's using pressurized tractor-trailers and railcars.

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

RESULTS OF OPERATIONS

The following tables present certain data for major operating segments of Midcoast for the three-month and six-month periods ended June 30, 1998 and June 30, 1999. A discussion follows which explains significant factors that have affected Midcoast's operating results during these periods. Gross margin for each of the segments is defined as the revenues of the segment less related direct costs and expenses of the segment and does not include depreciation, interest or allocated corporate overhead. As previously discussed, the Company provides marketing services to its customers. For analysis purposes, the Company accounts for the marketing services by recording the marketing activity on the operating segment where it occurs. Therefore, the gross margin for each of the major operating segments include transportation and
marketing                                                     components.
TRANSMISSION PIPELINES
(In thousands, except gross margin per Mmbtu)



                                For the Three Months Ended        For the Six   Months Ended
                                June 30, 1998 June 30, 1999       June 30, 1998 June 30, 1999

Operating Revenues:
 Marketing                      $24,415       $21,458             $63,729       $54,790
 Transportation Fees              1,302         1,281               3,299         3,173

Total Operating Revenues         25,717        22,739              67,028        57,963

Operating Expenses:
 Marketing Costs                 22,421        18,908              58,296        49,058
 Operating Expenses               1,030         1,379               2,202         2,184

Total Operating Expenses         23,451        20,287              60,498        51,242

   Gross Margin                 $ 2,266       $ 2,452             $ 6,530       $ 6,721

Volume (in Mmbtu)
 Marketing                       10,518         9,471              26,866        25,784
 Transportation                  10,579        13,423              25,731        28,091

Total Volume                     21,097        22,894              52,597        53,875

   Gross Margin per Mmbtu       $  0.11       $  0.11             $  0.12       $  0.12



The Company's transmission segment experienced an 8% and 3% increase in gross margin for the three and six months ended June 30, 1999, respectively when compared to the equivalent period in 1998. This increase was achieved as a result of the completion of a looping expansion to the MIT system in December 1998, to serve increased demand on the MIT system. This increase was partially mitigated by a decline in margin on the Magnolia system which is dependent on certain pipeline basis differentials which were not as favorable in 1999.

END-USER PIPELINES
(In thousands, except gross margin per Mmbtu)





                               For the Three Months Ended     For the Six    Months Ended
                               June 30, 1998 June 30, 1999    June 30, 1998  June 30, 1999

Operating Revenues:
 Marketing                     $ 20,292      $ 28,745         $ 43,197       $ 56,344
 End-User Transportation Fees       795           891            1,559          1,651

Total Operating Revenues         21,087        29,636           44,756         57,995

Operating Expenses:
 Marketing Costs                 19,852        27,644           42,048         54,385
 Operating Expenses                  48            38               93            104

Total Operating Expenses         19,900        27,682           42,141         54,489

Gross Margin                    $ 1,187      $  1,954         $  2,615       $  3,506

Volume (in Mmbtu)
 Marketing                        9,060        13,312           19,296         23,358
 Transportation                   4,555         4,127            9,438         10,139

Total Volume                     13,615        17,439           28,734         33,497

   Gross Margin per Mmbtu      $   0.09      $   0.11         $   0.09       $   0.10



The 65% and 34% improvement in gross margin for the three and six month periods of 1999 as compared to 1998 is primarily attributable to the completion of a new high pressure pipeline system which is servicing new marketing contracts related to a new cogeneration facility near Baton Rogue, Louisiana. In addition, the Company's July 1998 Creole acquisition also contributed strong margins during the periods in 1999 with no corresponding results in the prior period.

GATHERING PIPELINES AND NATURAL GAS PROCESSING AND TREATING
(In thousands, except gross margin per Mmbtu)




                             For the Three  Months Ended      For the Six   Months Ended
                             June 30, 1998  June 30, 1999     June 30, 1998 June 30, 1999

Operating Revenues:
 Marketing                   $  1,270       $   24,184        $  2,227      $  38,308
 Gathering Transportation         228            3,384             443          5,374
  Fees
 Processing and Treating        1,007            3,213           2,106          5,107
  Revenues

Total Operating Revenues        2,505           30,781           4,776         48,789

Operating Expenses:
 Marketing Costs                  760           21,042           1,537         33,287
 Operating Expenses               440            3,414             830          4,671
 Processing and Treating Costs    417            2,880             861          4,901

Total Operating Expenses        1,617           27,336           3,228         42,859

Gross Margin                 $    888        $   3,445        $  1,548      $   5,930

Volume (in Mmbtu)
 Marketing                      1,536            9,320           1,997         14,445
 Gathering                      5,531           23,232          11,397         42,789
 Processing  and Treating         510            7,160           1,021          9,121

Total Volume                    7,577           39,712          14,415         66,355

   Gross Margin per Mmbtu   $    0.12       $     0.09        $   0.11      $    0.09



The gathering pipelines and natural gas processing and treating segment reflected strong margin gains for the three and six month periods ended June 30, 1998 as compared to the equivalent periods in 1997. Although margins per Mmbtu declined for the segment as a whole, overall gross margin improved due to a significant increase in volumes gathered, processed and marketed during 1999.

Recent acquisitions and an improvement in NGL pricing have significantly enhanced the profitability of this segment. The most significant of the acquisitions include the Anadarko acquisition in August 1998 and the Calmar, the DPI/Flare, and the Seacrest acquisition in March of 1999.


OTHER INCOME, COSTS AND EXPENSES

In the three and six month period ended June 30, 1999, the Company received revenues of $.3 million and $.8 million, respectively from other revenue sources as compared to $.2 million and $.3 million over the same periods in 1998. The increase is primarily attributable to income earned by a newly acquired subsidiary on processing and treating plant construction projects.

In the three and six month period ended June 30, 1999, the Company's depreciation, depletion and amortization increased to $1.5 million and $2.9 million, respectively from $.7 million and $1.4 million when compared to 1998. The increase is primarily due to increased depreciation on assets acquired in the Anadarko, DPI\Flare and Calmar Acquisitions. Collectively, these new acquisitions accounted for 75% and 70% of the increases of $.8 million and $1.5 million.

In  the  three  and six month period ended June 30, 1999,  the  Company's general and administrative expenses increased to $2.1 million and $4.0 million, respectively from $1.3 million and $2.9 million in 1998. The increase is due to increased costs associated with the management of the assets acquired in the Anadarko, DPI\Flare and Calmar Acquisitions. The increase attributable to these new acquisitions was mitigated by a reduction of costs associated with the Company's centralization of functions from remote locations to the Houston office.

Interest expense for the three and six months ended June 30, 1999 increased to $1.4 million and $2.9 million, respectively from $.6 million and $1.2 million in 1998. The Company was servicing an average of $96.3 million and $97.0 million in debt for the three and six months ended June 30, 1999 as compared to $31.6 million and $31.1 million in debt for the three and six months ended June 30, 1998. The increased debt load in
1999 is primarily associated with the Company's September 1998 acquisition of Anadarko as well as its DPI\Flare and Calmar acquisitions which occurred in 1999. The additional expense related to increased debt levels was mitigated by a reduction in the Company's weighted average interest rate. The Company's weighted average interest rate was 6.32% and 6.50% for the three month and six-month period ended June 30, 1999 as compared to 8.07% and 7.96% for the three month and six-month period ended June 30, 1998.

The Company recognized net income for the three and six-month period ended June 30, 1998 of $2.6 million and $5.8 million, respectively, as compared to $1.8 million and $4.5 million for the equivalent period in 1998. Basic earnings per share ("EPS") for the three and six month period ended June 30, 1999 increased 29% and 22%, respectively from $.24 and $.63 in 1998 to $.31 and $.77 in 1999. The Company achieved the increased EPS despite the dilutive effects of issuing additional shares in the May 1999 common stock offering. The significant improvement in EPS is primarily attributable to the positive impact of accretive acquisitions consummated during 1998 and 1999.

INCOME TAXES

As of December 31, 1998, the Company had net operating loss ("NOL") carryforwards of approximately $16.6 million, expiring in various amounts from 1999 through 2011. The Company's predecessor and Republic generated these NOLs. The ability of the Company to utilize the carryforwards is dependent upon the Company generating sufficient taxable income and will be affected by annual limitations (currently estimated at approximately $4.9 million) on the use of such carryforwards due to a change in shareholder control under the Internal Revenue Code triggered by the Company's July 1997 common stock offering and the change of ownership created by the Midla Acquisition.

CAPITAL RESOURCES AND LIQUIDITY

The Company had historically funded its capital requirements through cash flow from operations and borrowings from affiliates and various commercial lenders. However, our capital resources were significantly improved with the equity infusion derived from our initial and secondary common stock offerings in August 1996, July 1997 and May 1999, respectively.

The net proceeds of our combined stock offerings contributed approximately $96.7 million and significantly improved our financial flexibility. This increased flexibility has allowed us to pursue acquisition and construction opportunities utilizing lower cost conventional bank debt financing. During 1998 and to date in 1999, the Company has acquired or constructed $94.4 million of pipeline systems. The Company's long-term debt to total capitalization ratio decreased from 62% at March 31, 1999 to 33% at June 30, 1999. This was accomplished by utilizing the $54.7 million in net proceeds from the May 1999 common stock offering to reduce debt.

As a result of significantly increased cash flows generated from our numerous acquisitions, in September 1998, the Company amended and restated its bank financing agreement with Bank One. These amendments increased our borrowing availability, modified our letter of credit facility, established a credit sharing, extended the maturity two years to August 2002, modified financial covenants, established waiver and amendment approvals and changed the fee structure to include a decrease in the interest rate on borrowings.

The amendments to the credit agreement increased our borrowing availability from $80 million to $150 million (with an initial committed amount of $100 million, which, as noted below, has subsequently been increased to $125 million). The amended credit agreement provides borrowing availability as follows: (i) up to a $15 million sublimit for the issuance of standby and commercial letters of credit and (ii) the difference between the $125 million and the used sublimit available as a revolving credit facility. Effective September 8, 1998, at our option, borrowings under the amended credit agreement accrue interest at LIBOR plus 1.25% or the Bank One base rate.

Under the amended credit agreement, a credit sharing was established among Bank One, CIBC Inc., and Bank of America, N.A. The Company was subject to an initial facility fee of $.5 million, which represents all fees due on borrowings up to $100 million. As the Company borrows funds in excess of $100 million, a .15% fee will be imposed. The commitment fee remained at .375%. Additionally, the Company is subject to an annual administrative agency fee of $35,000.

In addition, the credit agreement is secured by all accounts receivable, contracts, and the pledge of all of our subsidiaries' stock and a first lien security interest in our pipeline systems. The credit agreement also contains a number of customary covenants that require us to maintain certain financial ratios and limit our ability to incur additional indebtedness, transfer or sell assets, create liens, or enter into a merger or consolidation. The Company is in compliance with such financial covenants at June 30, 1999.

In March 1999, we further amended the credit agreement to increase the committed amount of borrowing availability and to allow for Canadian dollar denominated loans. In anticipation of a new acquisition in Canada, the Company increased the committed amount of borrowing availability under the credit agreement from $100 million to $125 million. In addition, because the functional currency of a newly formed Canadian subsidiary will be Canadian dollars, the Company revised the credit agreement to allow for loans in Canadian dollars in order to eliminate foreign currency exchange risk.

For the six-months ended June 30, 1999, the Company generated cash flow from operating activities before changes in working capital accounts of approximately $9.1 million and had approximately $61.6 million available under the credit agreement. At June 30, 1999, the Company had committed to making approximately $6.9 million in construction related expenditures for 1999. The Company believes that its credit agreement and funds provided by operations will be sufficient to meet its operating cash needs for the foreseeable future and its projected capital expenditures of approximately $6.9 million. If funds under the credit agreement are not available to fund acquisition and construction projects, the Company would seek to obtain such financing from the sale of equity securities or other debt financing. There can be no assurances that any such financing will be available on terms acceptable to the Company. Should sufficient capital not be available, the Company will not be able to implement its growth strategy as aggressively.

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

The gains, losses and related costs of the financial instruments that qualify as a hedge are not recognized until the underlying physical transaction occurs. At June 30, 1999, the Company had no unrealized losses from such hedging contracts.

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

The first interest rate swap agreement was entered into with Bank One in December 1997. The swap agreement effectively established a fixed three-month LIBOR interest rate setting of 6.02% for a two-year period on a notional amount of $25 million. This swap agreement was subsequently transferred to Nations Bank in November 1998 and replaced with a new swap agreement. The new swap agreement provides a fixed 5.09% three month LIBOR interest rate to Midcoast with a new two year termination date of December 2000 which may, however, be extended through December 2003 at NationsBank's option on the last day of the initial term. The variable three-month LIBOR rate is reset quarterly based on the prevailing market rate, and Midcoast is obligated to reimburse NationsBank when the three-month LIBOR rate is reset below 5.09%. Conversely, NationsBank is obligated to reimburse Midcoast when the three-month LIBOR rate is reset above 5.09%. At June 30, 1999, the fair value of this interest rate swap through the transferred termination date was a net liability of $.21 million.

The second interest rate swap agreement was entered into with CIBC in October 1998. The swap agreement effectively established a fixed three-month LIBOR interest rate setting of 4.475% for a three-year period on a notional amount of $40 million. The agreement, however, may be extended an additional two years through November 2003 at CIBC's option on the last day of the initial term. The variable three-month LIBOR rate is reset quarterly based on the prevailing market rate, and Midcoast is obligated to reimburse CIBC when the three-month LIBOR rate is reset below 4.475%. Conversely, CIBC is obligated to reimburse Midcoast when the three-month LIBOR rate is reset above 4.475%. At June 30, 1999, the fair value of this interest rate swap through the initial termination date was a net asset of $1.52 million.

The effect of these swap agreements was to lower interest expense by $139,000 in the six-months ended June 30, 1999 and increase interest expense by $33,000 in the six-months ended June 30, 1998.




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

The Company has completed the assessment of its computer software, hardware and other systems, including embedded technology, relative to Y2K compliance. Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, the Y2K problem identified above does impact some of the Company's computer software and hardware systems. If the problems are not remedied timely, this could cause disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Such disruption could materially and adversely affect the Company's results of
_______________________________
operation, liquidity and financial condition.

The Company is currently updating some of its software and hardware in order to improve the timeliness and quality of its business information systems. A byproduct of these improvements includes the purchase of Y2K compliant software and hardware that otherwise are not Y2K compliant today. Software and hardware selection has been completed and implementation has begun with anticipated completion dates ranging from December 1998 to September 1999. A budget for updating computer software and hardware of approximately $1.0 million dollars has been established of which $.9 million has been spent through June 30, 1999. Based on a successful implementation of our Y2K plan, we do not expect the Y2K issue to pose significant operational problems for the Company's computer systems.

The Company plans to complete its assessment of its key vendors, customers and other third parties by September 30, 1999 in order to assess the impact such third party Y2K issues will have, if any, on the Company's business operations. The Company does not anticipate that any third parties' Y2K issues will materially impact the Company's operations or financial results. With respect to suppliers, the Company does not utilize any individual supplier in its operations with whom interruptions for Y2K problems could have a material impact on the Company's operations and financial results. In addition, there are alternative suppliers with whom the Company anticipates that it would be able to obtain sufficient quantities of products to continue to conduct its business. Because the Company anticipates that it will complete its Y2K remediation efforts in advance of December 31, 1999, it has not made any contingency plans with respect to its operations and systems. However, a contingency plan will be established by the third quarter of 1999 to address any unforeseen issues, or if the planned improvements are not completed on schedule.

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

 PART II. OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

The  Company  held its Annual Meeting of Shareholders on  May  17,  1999.
Shareholders of record at the close of business on March 31, 1999 were entitled to vote. The shareholders voted on nominations to elect six Directors to the Board of Directors, a proposal to change the Company's state of incorporation from Nevada to Texas, a proposal to amend the 1997 Non-Employee Director Stock Option Plan by increasing the number of shares of common stock that could be issued under the incentive plan, and a proposal to approve an Employee Stock Purchase Plan. For additional information concerning the Annual Meeting of Shareholders please see the Company's proxy statement dated April 19, 1999.

The Shareholders elected each of the six directors nominated for the board of directors as follows:

Directors               Votes For              Votes Against Abstaining     Broker No-Votes
Dan C. Tutcher          6,636,195                             -                  4,631
-
I.J. Berthelot, II      6,636,173                             -                  4,653
-
Richard N. Richards     6,636,173                             -                  4,653
-
Ted Collins, Jr.        6,636,173                             -                  4,653
-
Curtis J. Dufour III    6,636,173                             -                  4,653
-
Bruce M. Withers        6,635,659                             -                  5,163
-


The shareholders approved the proposal to change the Company's state of incorporation as follows:


                               Votes For      Against Abstaining  Broker  No-Votes
Articles of Incorporation      5,444,347      4,389               16,231  1,175,859




The shareholders approved the proposal to amend to the 1997 Non-Employee Director Stock Option Plan as follows:



                               Votes For      Votes Against  Abstaining  Broker No-Votes
Director Stock Option Plan     5,845,673      781,701            13,452
-

The shareholders approved the proposal to approve the Company's Employee
Stock Purchase Plan as follows:

                                                            Votes For
                              Votes For         Votes Against Abstaining  Broker No-Votes
Employee Stock Purchase Plan  6,098,255         532,198      10,373               -







 ITEM 6.                Exhibits and Reports on Form 8-K

a.   Exhibits:

 EXHIBITS        DESCRIPTION OF EXHIBITS

None

______

b.    Reports on Form 8-K:

A report on Form 8-K was filed during the second quarter of 1999. Such report was filed on May 28, 1999 to report the sale of 3,370,000 shares of common stock of the Company and 90,000 shares being sold by two selling shareholders.
Signature

  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 MIDCOAST ENERGY RESOURCES, INC.
 (Registrant)



 BY: /s/ Richard A. Robert
        Richard A. Robert
        Principal Financial Officer
            Treasurer
        Principal Accounting Officer


 Date: August 16, 1999