Form 10-Q
period 1999-09-30
MIDCOAST ENERGY RESOURCES INC
filed 1999-11-16
CIK 276327

U.S. SECURITIES AND EXCHANGE COMMISSION


                     Washington, D.C.  20549

                            FORM 10-Q

[X]            Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange
  Act of 1934 for the Quarterly Period Ended September 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
     for the past 90 days.  Yes  X   No   __

     On September 30,1999, there were outstanding 10,722,013 shares of the Company's common stock, par value $.01 per share.

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

EBITDA       Earnings Before Interest, Taxes, Depreciation and Amortization.

EPS          Basic earnings per share.

FASB         Financial Accounting Standards Board.

FERC         Federal Energy Regulatory Commission.

KPC          The November 1999 acquisition of the Kansas Pipeline Company
Acquisition   system.

KPC System   A 1,120 mile interstate transmission pipeline.

LIBOR        London Inter Bank Offering Rate.

Mcf/day      Thousand cubic feet of gas (per day).

MCOC Midcoast Canada Operating Corporation, a wholly owned subsidiary of Midcoast Energy Resources, Inc.

Midcoast     Midcoast Energy Resources, Inc.

MIDLA        The October 1997 acquisition of the MLGC and MLGT Systems.
Acquisition

MIT          The May 1997 acquisition of the MIT and TRIGAS Systems.
Acquisition

MIT System   A 288-mile interstate transmission pipeline.

MLGC System  A 386-mile interstate transmission pipeline.

MLGT System  A Louisiana intrastate pipeline.

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

SFAS         Statement of Financial Accounting Standards

TRIGAS       Two end-user pipelines in Northern Alabama.
System


        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
              Quarterly Report on Form 10-Q for the
                Quarter Ended September 30, 1999


Page

Number

PART I.  FINANCIAL INFORMATION

 Item 1.   Unaudited Financial Statements

   Consolidated Balance Sheets as of December 31, 1998
    and September 30, 1999                                       3

   Consolidated Statements of Operations for the three months and nine months ended September 30, 1998 and
    September 30, 1999                                           4

   Consolidated Statement of Shareholders' Equity for the year ended December 31, 1998 and the nine months ended
    September 30, 1999                                           5

  Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 1998 and
   September 30, 1999                                            6

  Notes to Consolidated Financial Statements                     7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                  12

PART II.  OTHER INFORMATION                                     21

SIGNATURE                                                       22

        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                (In thousands, except share data)

                                           DECEMBER 31,     SEPTEMBER 30,
                                                1998            1999
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                  $    200         $     1,468
Accounts receivable, net of allowance of     33,020              48,597
  $92 and $104 , respectively
Materials and supplies, at average cost       1,363               1,425
Total current assets                         34,583              51,490

PROPERTY, PLANT AND EQUIPMENT, at cost:
Natural gas transmission facilities         150,041             192,041
Investment in transmission facilities         1,342               1,358
Natural gas processing facilities             4,917              11,115
Oil and gas properties, using the full-       1,383               1,383
  cost method of accounting
Other property and equipment                  2,872               6,329
                                            160,555             212,226

ACCUMULATED DEPRECIATION, DEPLETION AND      (6,308)            (10,578)
  AMORTIZATION
                                            154,247             201,648
OTHER ASSETS, net of amortization             2,512               1,946
Total assets                             $  191,342          $  255,084

  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued             $  32,540           $   39,434
  liabilities
Current portion of long-term debt              176                  176
  payable to banks
Short-term borrowing from bank                 754               10,243
Other current liabilities                      124                   27
Total current liabilities                   33,594               49,880

LONG TERM DEBT PAYABLE TO BANKS             78,082               63,395

OTHER LIABILITIES                            2,024                2,078

DEFERRED INCOME TAXES                       10,808               11,029

MINORITY INTEREST IN CONSOLIDATED              550                  520
  SUBSIDIARIES

SHAREHOLDERS' EQUITY:
Common stock, par value $.01 per
  share; authorized 31,250,000 shares;          71                  107
  issued 7,149,513 and 10,722,013
  shares, respectively (Note 2)
Paid in capital                             80,955              135,544
Accumulated deficit                        (11,947)              (5,094)
Unearned compensation                           (4)                 -
Less: Cost of  181,125 and 161,156          (2,791)              (2,375)
  treasury shares, respectively
Total shareholders' equity                  66,284              128,182
Total liabilities and shareholders'     $  191,342           $  255,084
  equity





 The accompanying notes are an integral part of these financial statements.

        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES


         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                (In thousands, except share data)



                          For the Three Months Ended      For the Nine Months Ended
                         September 30,   September 30,   September 30,  September 30,
                              1998           1999           1998             1999
Operating Revenues:
Energy marketing         $   45,732      $    89,379     $  154,885     $  238,821
  revenue
Transportation fees           3,695            6,677          8,995         16,875
Natural gas processing          825            5,269          2,931         10,376
 and treating revenue
Other                            49              519            374          1,293

Total operating revenues     50,301          101,844        167,185        267,365

OPERATING EXPENSES:
Energy marketing expenses    44,838           90,094        149,268        233,782
Natural gas processing          624            4,023          2,089          8,924
 and treating costs
Depreciation, depletion         813            1,850          2,202          4,793
 and amortization
General and administrative    1,437            1,986          4,353          5,936

Total operating expenses     47,712           97,953        157,912        253,435

Operating income              2,589            3,891          9,273         13,930

NON-OPERATING ITEMS:
Interest expense               (807)            (775)        (2,043)        (3,651)
Minority interest in            (15)              (5)           (31)           (28)
  consolidated subsidiaries
Other income (expense),net       17              (23)           117           (115)

INCOME BEFORE INCOME TAXES    1,784            3,088          7,316         10,136

PROVISION FOR INCOME TAXES
  Current                       (13)            (497)          (104)        (1,326)
  Deferred                     (191)             167         (1,143)          (221)


NET INCOME                $   1,580        $   2,758      $   6,069     $    8,589

EARNINGS PER COMMON
  SHARE:

  BASIC                   $   0.22         $    0.26      $   0.85      $    1.00

  DILUTED                 $   0.22         $    0.26      $   0.82      $    0.98

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING:

  BASIC                   7,130,369        10,559,172      7,120,044     8,585,037

  DILUTED                 7,344,398        10,795,517      7,357,840     8,804,258






The accompanying notes are an integral part of these consolidated financial statements.
                MIDCOAST ENERGY RESOURCES INC., AND SUBSIDIARIES


       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        (In thousands, except share data)




                                                                                      TOTAL
                            COMMON    PAID-IN    ACCUMULATED  UNEARNED      TREASURY  SHAREHOLDERS
                            STOCK     CAPITAL    DEFICIT      COMPENSATION  STOCK     EQUITY
Balance, December 31, 1997  $     71  $  80,681  $  (19,283)  $       (18)  $    -    $    61,451

Shares issued or vested           -         -           -              14        -             14
 under Various stock-based
 Compensation arrangements

Warrants exercised                -         274         -               -        -            274

Net income                        -         -         9,113             -        -          9,113

Treasury stock purchased          -         -           -               -    (2,791)       (2,791)
  (181,125 shares)

Common stock dividends,
  $.24 per share                  -         -        (1,777)            -        -         (1,777)

Balance, December 31, 1998   $    71  $  80,955  $  (11,947)    $     (4)  $ (2,791)   $   66,284

Net income                        -         -         8,589            -         -          8,589

Shares  issued  or  vested
  under Various stock-based
  Compensation arrangements       -         -           -              4         -              4

Stock options exercised           -          42         -              -         -             42

Sale of 3,570,000 shares of       36     54,547         -              -         -         54,583
  common stock (Note 2)

Foreign currency translation      -         -          (68)            -         -            (68)

Treasury stock purchased          -         -           -              -      (2,406)      (2,406)
 (143,750 shares)

Treasury stock issued in          -         -           -             -        2,822        2,822
  connection with the DPI
  acquisition (163,719 shares)

Common stock dividends,           -         -      (1,688)            -          -         (1,688)
  $.07 per share

Balance, Septmeber 30, 1999 $   107   $ 135,544 $  (5,094)     $      -    $  (2,375)    $ 128,182
  (Unaudited)



   The accompanying notes are an integral part of these consolidated financial statements.
                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)




                             For the Three     Months Ended        For the Nine    Months Ended
                             September 30,     September 30,       September 30,   September 30,
                               1998             1999                1998            1999
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net income                $     1,580        $      2,758        $     6,069     $      8,589
  Adjustments to arrive at
    net cash provided (used)
    in Operating activities-
   Depreciation, depletion          813               1,850              2,202            4,793
     and amortization
   Increase (Decrease) in           204                (167)               961              221
     deferred tax liability
   Minority interest in              15                   5                 57               28
     consolidated subsidiaries
   Other                            (71)                 72                 -                36
   Changes in working
     capital accounts-
   (Increase) Decrease in        (1,196)              2,164              9,343          (15,147)
     accounts receivable
   Increase in other               (160)               (212)              (623)            (238)
     current assets
   Increase (Decrease) in         1,854             (12,455)           (10,535)           6,880
     accounts payable and
     accrued liabilities

Net cash provided (used)           3,039             (5,985)             7,474            5,162
 by operating activities

CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Acquisitions                   (37,600)             (3,998)           (41,025)         (34,388)
 Capital expenditures            (1,321)             (3,040)            (4,341)         (14,788)
 Other                             (459)               (385)            (1,213)            (197)

Net cash used in                (39,380)             (7,423)           (46,579)         (49,373)
investing activities

CASH FLOWS FROM
FINANCING ACTIVITIES:
  Bank debt borrowings           45,955              10,243             64,694          130,613
  Bank debt repayments           (9,006)                (26)           (23,453)        (135,811)
  Purchase of treasury stock       (891)                 -                (891)          (2,406)
  Common stock offering              -                 (110)                -            54,583
   (Note 2)
  Contributions from               (480)                 -                 370              168
   (distributions to) joint
    venture partners
  Dividends on common stock        (456)               (747)            (1,327)          (1,668)

Net cash provided by             35,122               9,360             39,393           45,479
  financing activities

NET INCREASE  (DECREASE)
  IN CASH AND CASH EQUIVALENTS   (1,219)             (4,048)               288            1,268

CASH AND CASH EQUIVALENTS,        1,815               5,516                308              200
  beginning of period

CASH AND CASH EQUIVALENTS,     $    596          $    1,468            $   596          $ 1,468
 end of period

CASH PAID FOR INTEREST         $    640          $    1,077            $ 2,053          $ 5,326

CASH PAID FOR INCOME TAXES     $    174          $      250            $   311          $   310



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

In  May  1999,  the Company sold 3,570,000 shares of  its  Common
Stock  at  an  offering price of $16.31 per share.   Proceeds  of
$54.6 million, net of issuance costs, were received by the Company. The proceeds were used to repay bank debt.

3.     ACQUISITIONS

CALMAR ACQUISITION

In March 1999, the Company purchased the Calmar system in Alberta, Canada from Probe Exploration, Inc. ("Probe"). The total value of the transaction was approximately $13.2 million (U.S.). The assets purchased include a 30 Mmcf per day amine sweetening plant, 30 miles of gas gathering pipeline and approximately 4,000 horsepower of compression located near Edmonton, Alberta. The Calmar system currently gathers and sour gas from producing wells operated by Probe and Courage Energy Inc. In conjunction with the purchase, Probe entered into a gas gathering and treating agreement with Midcoast, including the long-term dedication of Probe's reserves in the Leduc Field, a right of first refusal agreement on new or existing midstream assets within a defined 390-square mile area of interest, and an assignment to Midcoast of an existing third party gathering and treating agreement. The acquisition was funded through the Company's existing credit facility.






DPI AND FLARE ACQUISITIONS

In March 1999, the Company purchased two related companies, Flare and DPI. The total value of the transaction was approximately $11.1 million and could include future consideration should certain contingencies be met. The Flare and DPI shareholders received cash consideration of approximately $3.2 million, Midcoast assumed $5.5 million in debt, and the DPI shareholders received 163,719 shares of our common stock. Flare is a natural gas processing and treating company whose principal assets include 27 portable natural gas processing and treating plants from which it earns revenues based on treating and processing fees and/or a percentage of the NGLs produced. DPI is an NGL, crude oil and CO2 transportation and marketing company. DPI operates 43 NGL and crude oil trucks and trailers, a fleet of 40 pressurized railcars and in excess of 400,000 gallons of NGL storage facilities and product treating and handling equipment. The acquisition was funded through the Company's existing credit facility.

TINSLEY ACQUISITION

In March 1999, the Company purchased the Tinsley crude oil gathering pipeline for $5.2 million. The Tinsley system is located in Mississippi and consists of 60 miles of crude oil gathering pipeline, related truck and Mississippi River barge loading facilities and 170,000 barrels of crude oil storage. The system transports approximately 5,000 barrels of crude oil per day both directly from producing wells and from oil trucked to the pipeline. The acquisition was funded through the Company's existing credit facility.

SEACREST ACQUISITION

In March 1999, the Company completed the purchase of a 70% interest in SeaCrest for $1.5 million, which in turn acquired seven active offshore natural gas gathering pipelines. The gathering pipelines that SeaCrest acquired from Koch Industries include seven active systems located offshore in the Gulf of Mexico, south of Louisiana, and comprise approximately 81 miles of pipeline. These systems gather gas from 23 offshore producing wells with a current total throughput of approximately 49 Mmcf per day. The acquisition was funded through the Company's existing credit facility.

SOUTHERN INDUSTRIAL GAS CORPORATION ACQUISITION

In June 1999, the Company purchased the Southern Industrial Gas Corporation ("SIGCO") for $1.8 million and could include up to a maximum of$0.8 million in future consideration should certain contingencies be met. SIGCO owns and operates 15 short delivery systems located in Louisiana and markets gas in Texas, Mississippi and North Carolina. These systems provide natural gas supplies to a number of end-user customers including three food processing plants, seven asphalt plants, the city of Logansport, Louisiana and Southern University in Baton Rouge, Louisiana. Together these pipelines presently sell approximately 1.1 Bcf of natural gas annually. The acquisition was funded through the Company's existing credit facility.

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




MIT CONTINGENCY

As part of the Company's MIT Acquisition, the Company has agreed to pay additional contingent annual payments, which will be treated as deferred purchase price adjustments, not to exceed $250,000 per year. The amount each year is dependent upon revenues received by the Company from certain gas transportation contracts. The contingency is due over an eight-year period commencing April 1, 1998 and payable at the end of each anniversary date. The Company is obligated to pay the lesser of 50% of the gross revenues received under these contracts or $250,000. As of September 30, 1999, the Company has made one payment of $250,000 and has accrued an additional $125,000 under the contingency.

MIDLA CONTINGENCY

As a condition of the Midla Acquisition, the Company agreed that if a specific contract with a third party was executed prior to October 2, 1999, which included specific provisions regarding price and throughputs, Midcoast would be obligated to issue 137,500 warrants to acquire Midcoast common stock at an exercise price of $15.82 per share to Republic. In addition, concurrent with initial expenditures on the project, the Company would incur a $1.2 million cash obligation to Republic. At September 30, 1999, none of the provisions of this contingency have been met.

5.     EARNINGS PER SHARE

In March 1997, the FASB issued SFAS No. 128, entitled "Earnings Per Share", which establishes new guidelines for calculating earnings per share. The pronouncement is effective for reporting periods ending after December 31, 1997. SFAS No. 128 requires companies to present both a basic and diluted earnings per share amount on the face of the statement of operations and to restate prior period earnings per share amounts to comply with this standard. Basic and diluted earnings per share amounts calculated in accordance with SFAS No. 128 are presented below for the three and nine month periods ended September 30 (in thousands, except per share amounts):



                            For the Three     Months Ended        For the Nine     Months Ended
                            September 30,     September 30,       September 30,    September 30,
                                1998              1999                1998             1999
Basic:
Net income                  $      1,580     $       2,758        $       6,069    $      8,589

Average shares outstanding         7,130            10,559                7,120           8,585

Earnings per share - basic  $       0.22     $        0.26        $        0.85    $       1.00

Diluted:

Net income                  $      1,580     $       2,758        $       6,069    $      8,589

Average shares outstanding         7,130            10,559                7,120           8,585

Dilutive effect of                   152               165                  156             156
  stock options
Dilutive effect of warrants           62                72                   82              63

Average shares & equivalent        7,344            10,796                7,358           8,804
  shares outstanding

Earnings per share-diluted  $       0.22     $        0.26       $         0.82    $       0.98







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



                                     For the Three    Months Ended      For the Nine    Months Ended
                                     September 30,    September 30,     September 30,   September 30,
                                         1998             1999              1998            1999
Segment Revenues:
  Transmission                      $      21,518     $    25,530       $    84,709      $    83,493
  End-User                                 24,585          32,889            73,176           90,884
  Gathering,Processing and Treating         4,150          42,906             8,926           91,695

Total Segment Revenues                     50,253         101,325           166,811          266,072

Segment Operating Income:
  Transmission                              1,603           3,210             7,227            9,195
  End-User                                  1,084           1,968             3,552            5,048
  Gathering, Processing and Treating        1,371             302             2,708            4,653

Total Segment Operating Income              4,058           5,480            13,487           18,896


Corporate Administrative expenses          (1,437)         (1,987)           (4,354)          (5,936)
Interest expense                             (807)           (775)           (2,043)          (3,651)
Other income (expense), net                   (30)            370               226              827

Income before income taxes              $   1,784       $   3,088        $    7,316       $   10,136

The identifiable assets of the Company, by segment, are as follows (in thousands):

                                                 September 30,
                                            1998              1999

Property, Plant and Equipment
  Transmission                           $ 91,477          $ 122,668
  End-User                                  7,425             14,375
  Gathering, Processing and Treating       46,684             73,457

Total Segment Assets                      145,586            210,500

  Corporate and other                         486              1,726

Total Assets                            $ 146,072          $ 212,226






The depreciation expense of the Company, by segment, is as follows (in thousands):


                                  For the Three    Months Ended       For the Nine    Months Ended
                                  September 30,    September 30,      September 30,   September 30,
                                      1998             1999               1998            1999
Depreciation Expense:
  Transmission                      $   315          $   352            $ 1,096          $ 1,088
  End-User                              132              251                404              677
  Gathering,Processing and Treating     302            1,126                513            2,705

Total Segment Depreciation Expense      749            1,729              2,013            4,470

  Corporate and other                    64              121                189              323

Total Depreciation Expense          $   813          $ 1,850            $ 2,202          $ 4,793



7.     NEW ACCOUNTING PRONOUNCEMENT NOT YET ADOPTED

The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This Statement was effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other shareholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adopting SFAS 133 will be material to its financial position.

The FASB issued SFAS No. 137, "Accounting for Derivative and Hedging Activities - Deferral of the Effective Date of SFAS No. 133". SFAS No. 137 defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has elected to defer the application of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000 in order to have more time to study and understand this statement.

8.   SUBSEQUENT EVENTS

NATURAL GAS GATHERING ACQUISITION

In October 1999, the SeaCrest Company L.L.C. announced the acquisition of three natural gas gathering systems from El Paso Offshore Gathering and Transmission Company. Cash consideration of $2.1 million was paid. The pipeline systems, which are located offshore near Freeport, Texas, include 78 miles of gathering assets and an onshore liquids handling facility. The three systems currently gather 60 million cubic feet of natural gas per day. This acquisition was funded through the Company's existing credit facility.






NATURAL GAS PROCESSING AGREEMENT

In November 1999, Mid Louisiana Gas Transmission Company, a wholly owned subsidiary of the Company, announced that it had entered into a natural gas processing agreement with Exxon Company U.S.A., a division of Exxon Corporation. Under the terms of the multi-year agreement, MLGT will construct an eight-mile 14" pipeline to supply up to 80 Mmcf/day of natural gas to the Exxon Baton Rouge Gas Plant. Construction costs are estimated to be $3.5 million and will be funded through the Company's existing credit facility. The anticipated completion date is set for the first quarter of 2000.

KANSAS PIPELINE COMPANY ACQUISITION

In November 1999, the Company announced the acquisition of Kansas Pipeline Company ("KPC"), MarGasCo Partnership ("MarGasCo") and other related entities. The acquisition includes the KPC owned and operated 1,120 mile interstate gas pipeline system which transports natural gas from Oklahoma and western Kansas to the metropolitan Wichita and Kansas City markets. The KPC system also includes three compressor stations with a total of 14,680 horsepower and has a capacity of approximately 160 Mmcf/day. KPC has supply interconnections with the Transok, Panhandle Eastern, and ANR pipeline systems.

MarGasCo  is  a  non-regulated company, which  primarily  markets
natural  gas  off the KPC interstate pipeline system.   Currently
MarGasCo markets gas to over 125 end-use customers in Kansas, Missouri and Oklahoma.

Under  the  terms  of  the  agreement,  the  Company  paid   cash
consideration of approximately $190 million, which includes repayment of $68.4 million in existing KPC senior secured notes and other indebtedness, and an $8.7 million prepayment penalty in connection with the early retirement of debt. The Company anticipates taking an extraordinary charge for the prepayment penalty in the fourth quarter of 1999. The Company financed this transaction by amending its existing credit facility (see below).

AMENDMENT TO EXISTING CREDIT AGREEMENT

In  November  1999, the Company amended the existing Credit Agreement.
In anticipation of the KPC acquisition described above, the borrowing availability under the Credit Agreement was increased from $125 million
to $265 million with   an  accordian  feature  up  to  $400  million.
For more information related to the amendments to the Credit Agreement, please refer to the Capital Resources and Liquidity section in the Management's Discussion and Analysis of Financial Condition and Results of Operations below.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The Company has grown significantly as a result of the construction and acquisition of new pipeline facilities. From January 1, 1996 through September 30, 1999, the Company acquired 50 pipelines for an aggregate acquisition cost of over $161 million. In addition, the Company almost doubled its pipeline asset base with the $190 million KPC acquisition in November 1999. The Company believes the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired pipeline systems. As the Company pursues its growth strategy in the future, its financial position and results of operations may fluctuate significantly from period to period.

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

RESULTS OF OPERATIONS

The following tables present certain data for major operating segments of Midcoast for the three-month and nine-month periods ended September 30, 1998 and September 30, 1999. A discussion follows which explains significant factors that have affected Midcoast's operating results during these periods. Gross margin for each of the segments is defined as the revenues of the segment less related direct costs and expenses of the segment and does not include depreciation, interest or allocated corporate overhead. As previously discussed, the Company provides marketing services to its customers. For analysis purposes, the Company accounts for the marketing services by recording the marketing activity on the operating segment where it occurs. Therefore, the gross margin for each of the major operating segments include transportation and marketing components.

TRANSMISSION PIPELINES
(In thousands, except gross margin per Mmbtu)



                                 For the Three   Months Ended        For the Nine    Months Ended
                                 September 30,   September 30,       September 30,   September 30,
                                     1998            1999                1998            1999

Operating Revenues:
  Marketing Revenue              $  20,064       $  24,234          $  79,958       $  79,024
  Transportation Fees                1,454           1,296              4,751           4,469

    Total Operating Revenues        21,518          25,530             84,709          83,493

Operating Expenses:
  Marketing Costs                   18,494          20,832             73,078          69,890
  Operating Expenses                 1,106           1,136              3,308           3,320

    Total Operating Expenses        19,600          21,968             76,386          73,210

    Gross Margin                 $   1,918        $  3,562           $  8,323       $  10,283

Volume (in Mmbtu):
  Marketing                          9,083          10,156             34,277          35,940
  Transportation                    11,459          12,782             37,190          40,873

    Total Volume                    20,542          22,938             71,467          76,813

Gross Margin per Mmbtu          $     0.09        $   0.16           $   0.12       $    0.13



The Company's transmission segment experienced an 86% and 24% increase in gross margin for the three and nine-month periods ended September 30, 1999, respectively when compared to the equivalent period in 1998. This increase was achieved as a result of the completion of the expansions to the MIT system in December
1998 and the MIDLA system in May 1999. The expansions were made to serve increased demand on the systems due principly to industrial growth.
This increase was partially mitigated by a decline in margin on the Magnolia system, which is dependent on certain pipeline basis differentials which were not as favorable in 1999.

END-USER PIPELINES
(In thousands, except gross margin per Mmbtu)



                                 For the Three    Months Ended      For the Nine    Months Ended
                                 September 30,    September 30,     September 30,   September 30,
                                     1998             1999              1998            1999

Operating Revenues:
 Marketing Revenue               $  23,688        $  32,071         $  70,720       $  88,415
 End-User Transportation Fees          897              818             2,456           2,469

    Total Operating Revenues        24,585           32,889            73,176          90,884

Operating Expenses:
 Marketing Costs                    23,321           30,558            69,079          84,943
 Operating Expenses                     48              112               141             216

    Total Operating Expenses        23,369           30,670            69,220          85,159

    Gross Margin                 $   1,216        $   2,219         $   3,956       $   5,725

Volume (in Mmbtu):
 Marketing                          11,182           12,927            32,150          36,285
 Transportation                      6,003            5,304            15,441          15,443

    Total Volume                    17,185           18,231            47,591          51,728

   Gross Margin per Mmbtu        $    0.07        $    0.12         $    0.08       $    0.11




The End-User pipeline segment experenced an 82% and 44% improvement in gross margin for the three and nine-month periods ended September 30, 1999, respectively as compared to the equivalent period in 1998. The increase is primarily attributable to the completion of a new high pressure pipeline system which is servicing new marketing contracts related to a new cogeneration facility near Baton Rouge, Louisiana. In addition, gross margin was positively impacted by increased industrial demand on the TRIGAS system and the Company's June 1999 Southern Industrial Corporation acquisition.

GATHERING PIPELINES AND NATURAL GAS PROCESSING AND TREATING
(In thousands, except gross margin per Mmbtu)



                                    For the Three     Months Ended      For the Nine     Months Ended
                                    September 30,      September 30,     September 30,    September 30,
                                        1998               1999              1998             1999
Operating Revenues:
  Marketing Revenue                 $    1,979         $    34,547       $    4,206       $   72,855
  Gathering Transportation Fees          1,346               3,092            1,789            8,466
  Processing and Treating Revenues         825               5,269            2,931           10,376

    Total Operating Revenues             4,150              42,908            8,926           91,697

Operating Expenses:
  Marketing Costs                        1,514              33,274            3,051           66,561
  Operating Expenses                       638               4,183            1,468            8,854
  Processing and Treating Costs            325               4,023            1,186            8,924

    Total Operating Expenses             2,477              41,480            5,705           84,339

    Gross Margin                    $    1,673          $    1,428       $    3,221       $    7,358

Volume (in Mmbtu):
  Marketing                              1,490               9,400            3,487           23,845
  Gathering                             16,568              23,609           27,965           66,398
  Processing and Treating                  468               3,063            1,489            7,104

    Total Volume                        18,526              36,072           32,941           97,347

    Gross Margin per Mmbtu          $     0.09          $     0.04       $     0.10       $     0.08



The  gathering pipelines and natural gas processing and  treating segment  reflected strong margin gains for the nine-month  period ended September 30, 1999 as compared to the equivalent period  in
1998.  Although margins per Mmbtu declined for the segment  as  a whole,  the  overall gross margin improved due to  a  significant increase in volumes gathered, processed and marketed during 1999.
In addition,  gross  margin  results  for  the  three  months   ended
September  30,  1999,  were negatively  impacted  by  a  $700,000 imbalance charge recorded on the Anadarko system.

Recent acquisitions and to a lesser extent the improvement in NGL pricing have
significantly  enhanced the profitability of this  segment.   The
most   significant  of  the  acquisitions  include  the  Anadarko acquisition in August 1998 and the Calmar, the DPI/Flare, and the
Seacrest acquisition in March of 1999.

OTHER INCOME, COSTS AND EXPENSES

In the three and nine-month periods ended September 30, 1999, the
Company  received  revenues  of $.7  million  and  $1.4  million, respectively  from  other  revenue sources  as  compared  to  $.1
million  and  $.4  million over the same periods  in  1998.   The
increase  is primarily attributable to income earned by  a  newly acquired subsidiary on processing and treating plant construction projects.

In the three and nine-month periods ended September 30, 1999, the Company's depreciation, depletion and amortization increased to $1.9 million and $4.8 million, respectively from $.8 million and $2.2 million when compared to 1998. The increase is primarily due to increased depreciation on assets acquired in the Anadarko, DPI\Flare and Calmar Acquisitions.

In the three and nine-month periods ended September 30, 1999, the
Company's general and administrative expenses increased  to  $2.0 million and $5.9 million, respectively from $1.4 million and $4.4
million  in  1998.   The  increase  is  due  to  increased  costs
associated  with  the management of the assets  acquired  in  the
Anadarko,  DPI\Flare  and  Calmar  Acquisitions.   The   increase
attributable  to  these  new  acquisitions  was  mitigated  by  a reduction  of  costs associated with the Company's centralization of functions from remote locations to the Houston office.

Interest  expense  for  the  three and nine-month  periods  ended
September  30,  1999 increased to $.8 million and  $3.7  million,
respectively  from  $.8 million and $2.0 million  in  1998.   The
Company  was  servicing  an average of $66.7  million  and  $86.9 million in debt for the three and nine months ended September 30,
1999  as compared to $45.9 million and $36.0 million in debt  for
the  three  and  nine  months  ended  September  30,  1998.   The
increased  debt  level in 1999 is primarily associated  with  the
Company's September 1998 acquisition of Anadarko as well  as  its
DPI\Flare  and Calmar acquisitions which occurred in March  1999.
The  additional  expense  related to increased  debt  levels  was mitigated  by  a  reduction  in the  Company's  weighted  average interest rate.  The Company's weighted average interest rate  was
6.33%  and 6.28% for the three month and nine-month period  ended
September  30, 1999 as compared to 7.59% and 7.57% for the  three month and nine-month period ended September 30, 1998.

The  Company  recognized net income for the three and  nine-month periods  ended  September  30, 1999  of  $2.8  million  and  $8.6 million,  respectively  as  compared to  $1.6  million  and  $6.1 million  for  the equivalent period in 1998.  Basic earnings  per share ("EPS") for the three and nine-month period ended September
30,  1999  increased 18% from $.22 and $.85 in 1998 to  $.26  and
$1.0 in 1999.  The Company achieved the increased EPS despite the dilutive  effects of issuing additional shares in  the  May  1999 common  stock  offering. The significant improvement  in  EPS  is primarily  attributable  to  the  positive  impact  of  accretive acquisitions consummated during 1998 and 1999.

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

The  net  proceeds  of  our combined stock offerings  contributed
approximately  $96.6  million  and  significantly  improved   our
financial flexibility. This increased flexibility has allowed  us to  pursue  acquisition and construction opportunities  utilizing lower  cost conventional bank debt financing. During 1998 and  to date  in  1999,  the  Company has acquired or constructed  $291.5 million  of  pipeline systems. The Company's  long-term  debt  to total  capitalization ratio decreased from 62% at March 31,  1999 to  33%  at  September 30, 1999 and is currently at approximately
67% subsequent to the KPC Acquisition.



In November 1999, the Company amended and restated its bank financing agreement under the certain Amended and Restated Credit
Agreement dated August 31, 1998. The amendments increased our borrowing availability, modified our letter of credit facility, extended the maturity five years to November 2004, modified financial covenants, established waiver and amendment approvals and changed the method to determine the interest rate to be charged.

The amendments to the credit agreement increased our borrowing availability from $125 million to $265 million, with an accordian feature up to $400 million. The amended credit agreement provides borrowing availability as follows: (i) up to a $25 million sublimit for the issuance of standby and commercial letters of credit and (ii) the difference between the $265 million and the used sublimit available as a revolving credit facility. The facility will provide for Canadian Dollar borrowings of up to C$50 million. At the option of the Company, borrowings under the amended credit agreement accrue interest at LIBOR plus an applicable margin or the higher of the Bank of America prime rate or the Federal Funds rate plus an applicable margin.

The applicable margin percentage to be added to the interest rate is  based  on  the  Company's total debt to total  capitalization ratio  at the end of each fiscal quarter.  The Company is charged a  margin  between 1.0% and 2.0% as the Company's total  debt  to total  capitalization ratio ranges from under 40% and  over  65%,
respectively.   As  a  result  of the  KPC  acquisition  and  the
resulting   increase   in  Midcoast's   total   debt   to   total
capitalization ratio to approximately 67%, Midcoast's  borrowings are  currently being charged at the highest applicable margin  of
2.0%.

At closing in November 1999, the Company was subject to an arrangement fee, agency fee, underwriting fee and commitment fee totaling $1.2 million. Additionally, the Company is subject to an annual administrative agency fee of $35,000.

The credit agreement is secured by all accounts receivable, contracts, and the pledge of all of our subsidiaries' stock and a first lien security interest in our pipeline systems. The credit agreement also contains a number of customary covenants that require us to maintain certain financial ratios and limit our ability to incur additional indebtedness, transfer or sell assets, create liens, or enter into a merger or consolidation.
The Company was in compliance with such financial covenants at September 30, 1999. However, the Company is required to comply with more stringent covenant ratios on its debt to capitalization and EBITDA to interest by June 30, 2000.

For  the  nine-months  ended  September  30,  1999,  the  Company generated  cash flow from operating activities before changes  in working  capital accounts of approximately $13.7 million.
At  September  30,  1999,  the Company had  committed  to  making approximately  $7.1 million in construction related  expenditures.
The  Company believes that its credit  agreement  and
funds  provided  by  operations will be sufficient  to  meet  its operating cash needs for the foreseeable future and its projected
capital  expenditures of approximately $7.1  million.   If  funds
under  the credit agreement are not available to fund acquisition and  construction projects, the Company would seek to obtain such financing  from  the  sale  of equity securities  or  other  debt financing.  There  can be no assurances that any  such  financing will  be  available  on terms acceptable to the  Company.  Should sufficient capital not be available, the Company will not be able to implement its growth strategy as aggressively.

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

The gains, losses and related costs of the financial instruments that qualify as a hedge are not recognized until the underlying physical transaction occurs. At September 30, 1999, the Company had no unrealized losses from such hedging contracts.

Interest Rate Risk:

Prior to the amendment of the Credit Facility in November 1999, the Company's Credit Facility provided an option for the Company to borrow funds at a variable interest rate of LIBOR plus 1.25%.
In an effort to mitigate interest rate fluctuation exposure, the Company entered into $65 million dollars of interest rate swaps under two separate swap agreements. The interest rate swap agreements effectively convert $65 million of floating-rate debt to fixed-rate debt.

The first interest rate swap agreement was entered into with Bank
One  in December 1997. The swap agreement effectively established a  fixed three-month LIBOR interest rate setting of 6.02%  for  a two-year  period on a notional amount of $25 million.  This  swap
agreement  was  subsequently  transferred  to  Nations  Bank   in
November  1998  and replaced with a new swap agreement.  The  new swap  agreement provides a fixed 5.09% three month LIBOR interest rate to Midcoast with a new two year termination date of December
2000  which  may, however, be extended through December  2003  at
NationsBank's  option on the last day of the  initial  term.  The variable three-month LIBOR rate is reset quarterly based  on  the prevailing  market rate, and Midcoast is obligated  to  reimburse
NationsBank when the three-month LIBOR rate is reset below 5.09%.
Conversely,  NationsBank is obligated to reimburse Midcoast  when the three-month LIBOR rate is reset above 5.09%. At September 30,
1999,  the  fair  value of this interest rate  swap  through  the transferred termination date was a net liability of $.21 million.

The  second  interest rate swap agreement was entered  into  with
CIBC  in October 1998. The swap agreement effectively established a  fixed three-month LIBOR interest rate setting of 4.475% for  a three-year  period  on  a notional amount  of  $40  million.  The agreement,  however,  may  be extended an  additional  two  years through  November 2003 at CIBC's option on the last  day  of  the initial  term.  The  variable three-month  LIBOR  rate  is  reset quarterly  based on the prevailing market rate, and  Midcoast  is obligated  to reimburse CIBC when the three-month LIBOR  rate  is reset  below  4.475%. Conversely, CIBC is obligated to  reimburse
Midcoast  when the three-month LIBOR rate is reset above  4.475%.
At  September 30, 1999, the fair value of this interest rate swap through  the  initial termination date was a net asset  of  $1.32 million.

The effect of these swap agreements was to lower interest expense by $182,501 in the nine-months ended September 30, 1999 and increase interest expense by $55,458 in the nine-months ended
September 30, 1998.


_______________________________

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

The   Company  has  completed  the  assessment  of  its  computer
software,   hardware   and  other  systems,  including   embedded
technology,  relative to Y2K compliance. Some  of  the  Company's older computer programs were written using two digits rather than four  to define the applicable year. As a result, the Y2K problem identified  above  does  impact some of  the  Company's  computer software  and hardware systems. If the problems are not  remedied timely,  this  could cause disruptions of operations,  including,
among   other   things,   a  temporary   inability   to   process
transactions, send invoices, or engage in similar normal business activities. Such disruption could materially and adversely affect the  Company's  results  of operation,  liquidity  and  financial condition.

The  Company has updated its software and hardware to comply with
Y2K.   Software  and  hardware selection has been  completed.   A
budget   for   updating  computer  software   and   hardware   of
approximately $1.0 million dollars was established of  which  $.9 million  was spent through September 30, 1999. We do  not  expect the  Y2K  issue to pose significant operational problems for  the
Company's computer systems.

The  Company  has  completed its assessment of its  key  vendors, customers  and other third parties in order to assess the  impact such  third party Y2K issues will have, if any, on the  Company's business  operations. The Company does not  anticipate  that  any third  parties' Y2K issues will materially impact  the  Company's operations  or financial results. With respect to suppliers,  the
Company  does  not  utilize  any  individual  supplier   in   its
operations with whom interruptions for Y2K problems could have  a
material   impact  on  the  Company's  operations  and  financial
results.  In addition, there are alternative suppliers with  whom
the   Company  anticipates  that  it  would  be  able  to  obtain sufficient  quantities  of products to continue  to  conduct  its business.  The Company has completed its Y2K remediation  efforts
in   advance  of  December  31,  1999.   The  Company  has   made
contingency  plans  with respect to its operations,  systems  and unforeseen issues.

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

 PART II. OTHER INFORMATION

 ITEM 6.                Exhibits and Reports on Form 8-K

a.   Exhibits:

 EXHIBITS        DESCRIPTION OF EXHIBITS

None

______

b.    Reports on Form 8-K:

A report on Form 8-K was filed during the third quarter of 1999.
Such report was filed on September 29, 1999 to report the reincorporation of the Company under the laws of the state of Texas.
 Signature

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 MIDCOAST ENERGY RESOURCES, INC.
 (Registrant)



 BY: /s/ Richard A. Robert
        Richard A. Robert
        Principal Financial Officer
            Treasurer
        Principal Accounting Officer


 Date: November 15, 1999

