Form 10-K405
period 1999-12-31
MIDCOAST ENERGY RESOURCES INC
filed 2000-03-30
CIK 276327

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

                         Commission File Number: 0-8898
                        MIDCOAST ENERGY RESOURCES, INC.
             (Exact Name of Registrant as Specified in its Charter)


            TEXAS                                            76-0378638
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation  or Organization)                           Identification  No.)

     1100 Louisiana, Suite 2950
          Houston, Texas                                          77002
(Address of Principal Executive Offices)                       (Zip Code)

      Registrant's Telephone Number, Including Area Code: (713) 650-8900

          Securities Registered Pursuant To Section 12(b) Of The Act:

        Title of Each Class          Name of Each Exchange on Which Registered
Common Stock, Par Value $.01 Per Share          American Stock Exchange

           Securities Registered under Section 12(g) of the Act: none

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

 State The Aggregate Market Value of The Voting Stock Held By Non-Affiliates of
                                The Registrant.

     Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of March 27, 2000, computed by reference to the closing sale price of the registrant's common stock on the American Stock Exchange on such date: $203,029,515.

     Common Stock, par value $.01 per share. Shares outstanding on March 27, 2000 was 12,494,124.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: Portions of Midcoast Energy Resources, Inc. definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.



===============================================================================

                        MIDCOAST ENERGY RESOURCES, INC.

                               TABLE OF CONTENTS



                                   CAPTION                        PAGE


Glossary.........................................................    3

                                     PART I

Item 1.  Business................................................    4
Item 2.  Properties..............................................   13
Item 3.  Legal Proceedings.......................................   13
Item 4.  Submission of Matters to a Vote of Security Holders.....   13


                                    PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Shareholder Matters..............................  14
Item 6.  Selected Financial Data..................................  15
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results....................................  16
Item 7A. Quantitative and Qualitative Disclosures
         About Market Risk........................................  23
Item 8.  Financial Statements.....................................  25
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure......................  52


                                    PART III


Item 10. Directors and Executive Officers of the Registrant.......  52
Item 11. Executive Compensation...................................  52
Item 12. Security Ownership of Certain Beneficial Owners and
         Management...............................................  52
Item 13. Certain Relationships and Related Transactions...........  52


                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K......................................  52

                                    GLOSSARY

The following abbreviations, acronyms or defined terms used in this Form 10-K are defined below:

Bbl................... 42 U.S. gallon barrel

Bcf................... Billion cubic feet

Board................. Board of Directors of Midcoast Energy Resources, Inc.

Btu................... British thermal unit

Common Stock.........  Midcoast common stock, par value $.01 per share

Company............... Midcoast Energy Resources, Inc., its subsidiaries and affiliated companies

CO2................... Carbon dioxide

DPI................... Dufour Petroleum, Inc., a wholly owned subsidiary of
                       Midcoast Energy Resources, Inc.

EBITDA................ Earnings Before Interest, Taxes, Depreciation and
                       Amortization

EPS................... Diluted earnings per share

FASB.................. Financial Accounting Standards Board

FERC.................. Federal Energy Regulatory Commission

KPC Acquisition......  The November 1999 acquisition of Kansas Pipeline
                       Company and MarGasCo

KPC System............ A 1,120 mile interstate transmission pipeline

LDC................... Local distribution company

LIBOR................. London Inter Bank Offering Rate

Mcf/day............... One Thousand cubic feet of gas per day

MCOC.................. Midcoast Canada Operating Corporation, a wholly owned subsidiary of Midcoast Energy Resources, Inc.

Midcoast.............. Midcoast Energy Resources, Inc.

MIDLA Acquisition..... The October 1997 acquisition of the MLGC and MLGT
                       Systems

MIT Acquisition......  The May 1997 acquisition of the MIT and TRIGAS Systems

MIT System............ A 288-mile interstate transmission pipeline

MGSI.................. Midcoast Gas Services, Inc.

MLGC.................. Mid Louisiana Gas Company

MLGC System........... A 386-mile interstate transmission pipeline

MLGT.................. Mid Louisiana Gas Transmission Company

MLGT System........... A Louisiana intrastate pipeline

MMBtu................. Million British thermal units

MMcf/day.............. Million cubic feet of gas per day

MMI................... Midcoast Marketing Inc.

NGL................... Natural gas liquid

NOL................... Net operating loss

NYMEX................. New York Mercantile Exchange

Preferred Stock....... Midcoast preferred stock, par value $.01 per share

Republic.............. Republic Gas Partners L.L.C.

SeaCrest.............. SeaCrest Company, L.L.C., a 70% owned subsidiary of
                       Mid Louisiana Gas Transmission Company, which is a wholly owned subsidiary of Midcoast Energy Resources, Inc.

SIGCO................. Southern Industrial Gas Corporation

SFAS.................. Statement of Financial Accounting Standards

TRIGAS System......... Two end-user pipelines in northern Alabama

                                     PART I

ITEM 1. BUSINESS.

GENERAL

  The Company, along with its subsidiaries and its affiliated companies, is primarily engaged in the transportation, gathering, processing and marketing of natural gas and other petroleum products. As of December 31, 1999, the Company owned and operated three interstate transmission pipeline systems, one intrastate transmission system, 35 end-user systems and 42 gathering systems representing approximately 4,000 miles of pipeline with an aggregate daily throughput capacity of over 3 Bcf of natural gas per day. Operations also included gas processing and treating facilities and over 80 natural gas liquid and crude oil tanks and rail cars. The Company's principal business consists of providing transportation services to both end-users and natural gas producers, providing natural gas marketing services to these customers and processing natural gas. In connection with these services, the Company acquires and constructs pipelines to meet these customers' needs. The Company's principal assets are located in the Gulf Coast and Mid-Continent areas.

  The Company originally was incorporated as a Nevada corporation in 1992 and subsequently reincorporated as a Texas corporation in 1999. The Company leases its principal executive offices at 1100 Louisiana, Suite 2950, Houston, Texas 77002, and its telephone number is (713) 650-8900. The Company also owns or leases other regional offices in Alabama, Kansas, Louisiana, Mississippi, Texas and Alberta, Canada.

BUSINESS GROWTH STRATEGY

  The Company's principal business strategy is to increase its earnings and cash flow by focusing on accretive acquisitions, pursuing pipeline system and processing facility construction and expansion opportunities and improving the profitability of these systems through volume growth initiatives and cost savings opportunities. The Company implements this strategy through the following steps:

Accretive Acquisitions

  The Company seeks to acquire natural gas or petroleum liquids transmission, end-user and gathering pipeline systems and processing plants that offer the opportunity for operational synergies and the potential for increased utilization and expansion of the system. The Company targets systems in its core geographic areas of operation in order to capitalize on existing infrastructure, personnel and customer relationships to maximize system profitability. The Company also seeks to acquire assets in other areas with growing demand for natural gas or increasing drilling activity. These acquisitions enable the Company to establish new core areas in which to build a regional presence. For example, the Company purchased the Anadarko gas gathering system located in Texas and Oklahoma in September 1998. The 696-mile natural gas gathering system and processing plant are located in a prolific natural gas producing region and established a new core geographic area for the Company. The Company quickly strengthened its position in this area in December 1998 with the acquisition of the 35-mile Mendota natural gas gathering system. This system, which included another processing facility, was interconnected with the Anadarko system, providing access to additional areas of natural gas production.

Construction and Expansion Opportunities

  The Company leverages its existing infrastructure and customer relationships by constructing systems to meet new or increased demand for pipeline transportation services. These projects include expansion of existing systems and construction of new pipeline or processing facilities. For example, earlier this year the Company constructed new facilities near the southern end of the MIDLA system to provide approximately 55 MMcf per day of high pressure natural gas to two industrial customers. In November 1999, the Company agreed to construct additional facilities for one of these customers to supply up to 80 MMcf per day of natural gas to their natural gas processing plants near Baton Rouge, Louisiana.

Improving Existing System Profitability

  After a system is acquired or constructed, the Company begins an aggressive effort to market directly to both producers and end-users in order to fully utilize the system's capacity. As part of this process, the Company focuses on providing quality service to its existing customers while identifying new customers. Many of the Company's existing pipeline and processing systems were designed with excess throughput capacity that provides the Company with opportunities to increase throughput with little incremental cost and to facilitate higher margin "swing" sales during periods of increased natural gas demand. For example, following the purchase of the MIT system in May 1997, the Company had increased firm transportation volumes 29% to 170 MMcf per day by the Spring of 1999 from 132 MMcf per day with minimal additional capital outlays. In addition, the Company generally seeks to achieve administrative and operational efficiencies by capitalizing on the geographic proximity of many of its systems.

SIGNIFICANT ACQUISITIONS

     Since the first quarter of 1996, the Company has acquired ownership of, or interests in, 73 pipelines including four natural gas processing plants for an aggregate cost of approximately $369 million. The following is a summary of the Company's significant acquisition activities:

The MIT Acquisition

     In May 1997, the Company acquired the pipeline and energy services operations of Atrion Corporation for cash consideration of $38.2 million and up to $2 million in contingent deferred payments. These operations include (i) a 295-mile interstate transmission pipeline located in northern Alabama, Mississippi and southern Tennessee which transports natural gas to industrial and municipal customers, (ii) a 38-mile and a one-mile pipeline in northern Alabama which primarily serve two large industrial customers and (iii) a natural gas marketing company which was subsequently merged into MMI.

The MIDLA Acquisition

     In October 1997, the Company completed its merger with Republic, which owned MLGC, MLGT, and Mid Louisiana Marketing Company that was subsequently merged into MMI. Consideration for the acquisition included $3.2 million in cash, the assumption of approximately $19.1 million in bank indebtedness, the issuance of 481,247 shares of the Company's common stock and warrants to acquire 171,880 shares of common stock. The assets acquired included (i) a 405-mile interstate natural gas pipeline which runs from the Monroe gas field in northern Louisiana, southward through Mississippi to Baton Rouge, Louisiana, (ii) three end-user natural gas pipelines with a collective length of 40 miles and (iii) two offshore lateral natural gas gathering pipelines with a collective length of
8.6 miles. These pipelines serve a number of large industrial and municipal customers.

The Anadarko Acquisition

     In September 1998, the Company purchased the Anadarko gas gathering system from El Paso Energy Corporation. The pipeline system was purchased for cash consideration of $35 million.

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

     The Company expanded the Anadarko System in December 1998 with the acquisition of the Mendota system from Seagull Energy Corporation for $3.75 million. The Mendota system, which was interconnected with the Anadarko System, included two processing facilities and 35 miles of natural gas gathering pipeline.

The Calmar Acquisition

     In March 1999, the Company purchased the Calmar system in Alberta, Canada from Probe Exploration, Inc. ("Probe"). The total value of the transaction was approximately $13.2 million (U.S.). The assets purchased included a 30 MMcf/day amine sweetening plant, 30 miles of gas gathering pipeline and approximately 4,000 horsepower of compression located near Edmonton, Alberta. The Calmar system currently gathers and treats sour gas from wells operated by Probe and Courage Energy Inc. In conjunction with the purchase, Probe entered into a gas gathering and treating agreement with the Company, including the long-term commitment of Probe's reserves in the Leduc Field, a right of first refusal agreement on new or existing midstream assets within a defined 390-square mile area of interest, and an assignment to the Company of an existing third party gathering and treating agreement.

The Flare and DPI Acquisitions

     In March 1999, the Company purchased two related companies, Flare and DPI. The total value of the transaction was approximately $11.1 million and could include future consideration should certain contingencies be met. The Flare and DPI shareholders received cash consideration of approximately $3.2 million, the Company assumed $5.5 million in debt and the DPI shareholders received 163,719 shares of the Company's common stock. Flare is a natural gas processing and treating company whose principal assets include 27 mobile natural gas processing and treating plants from which it earns revenues based on treating and processing fees and/or a percentage of the NGL's produced. DPI is an NGL, crude oil and CO2 transportation and marketing company. DPI operates 43 NGL and crude oil trucks and trailers, a fleet of 40 pressurized railcars and in excess of 400,000 gallons of NGL storage facilities and product treating and handling equipment.

The Tinsley Acquisition

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

The Kansas Pipeline Company Acquisition

     In November 1999, the Company acquired KPC and other related entities for approximately $195.2 million. KPC owns and operates a 1,120 mile regulated interstate natural gas pipeline system. The system extends into two major segments from northwestern and northeastern Oklahoma through Wichita into the Kansas City metropolitan area. The system's two principal customers are divisions of ONEOK, Inc. and Southern Union Company, which are the local distribution companies for Wichita and Kansas City. KPC derives 97% of its gross margin from a series of long-term transportation contracts with these two principal customers. KPC is capable of delivering approximately 140 MMcf/day and 21 MMcf/day of natural gas into the Kansas City and Wichita marketplaces, respectively. KPC is one of only three pipeline systems currently capable of delivering gas into the Kansas City metropolitan market.

     In conjunction with the acquisition of KPC, the Company opted to terminate a revenue sharing agreement with Management Resources Group, LLC by agreeing to pay approximately $10.8 million on or before January 31, 2000. The full amount was accrued as of December 31, 1999.

The Gloria Acquisition

     In December 1999, the Company completed the acquisition of the Gloria system from Koch Industries for cash consideration of approximately $6.1 million. The Gloria system is comprised of approximately 133 miles of pipeline with a 1,650 horsepower compressor station and includes 51 miles of natural gas gathering pipeline and 82 miles of transmission pipeline. The system gathers gas from seven producing fields and also directly supplies natural gas to an industrial customer and an LDC. The pipeline was part of Koch's interstate system and FERC approval for the system's abandonment from interstate service was received in October of 1999, which, following the expiration of the required notice period, enabled us to proceed to close the Gloria system acquisition.

2000 Activity

     In January 2000, the Company entered into a definitive purchase and sale agreement to acquire the Manyberries Pipeline System ("MBPL") in Canada from Triumph Energy Corporation for cash consideration of approximately $5.7 million (U.S.), plus certain future contingent payments based on the actual throughput volumes. MBPL consists of 90 miles of crude oil pipeline that originates at the Manyberries Oil Field and terminates at an interconnection with the Milk River Pipeline system in southeastern Alberta, Canada. Truck terminals, including the Legend terminal, and a significant amount of crude oil storage also contribute to the operations. The system has a design capacity of approximately 21,000 Bbl's/day and transports light sour crude oil from the Manyberries Oil Field, as well as additional crude oil volumes from the Legend truck terminal. The pipeline system is the only light gravity system in southern Alberta, and current volumes are approximately 6,500 Bbl's/day. Closing is anticipated in the second quarter of 2000, subject to receipt of the approvals, consents or other authorizations required by the Investment Canada Act.

     In March 2000, the Company acquired the Provost natural gas plant and gathering system from NovaGas Canada LP, a division of TransCanada, for approximately $4.9 million (U.S.). The Provost acquisition includes 80 miles of natural gas gathering pipeline and a 15 MMcf/day sour gas processing plant and sour gas injection well. The system is located in east-central Alberta, Canada and is the only sour natural gas gathering and processing system in the area. The system is connected to 21 oil tank batteries and primarily gathers the associated sour natural gas production from approximately 900 wells in the Provost area.

SEGMENTS

     Beginning in 1998, the Company segregated its business activities into three segments: Transmission Pipelines, End-User Pipelines, and Gathering Pipelines and Natural Gas Processing. These segments are analyzed independently by management and derive revenue from different sources. For financial information related to each segment, see Results of Operations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as "Note 16. Segment Data, in the Notes to the Consolidated Financial Statements." Set forth below is a description of the principal business activities conducted by each of the segments:

Transmission Pipelines

     The Company's transmission pipelines primarily receive and deliver natural gas to and from other pipelines, and secondarily involve end-user or gathering functions. Transportation fees are received by the Company for transporting gas owned by other parties through the Company's pipeline systems. The Company seeks to further expand its activities in this area through the acquisition or construction of natural gas transmission pipelines in its core geographic areas of operation where operational synergies and market opportunities exist or in new geographic regions where there is increasing demand for natural gas by municipal and industrial users. As of December 31, 1999, the Company owned three interstate transmission pipelines and one intrastate transmission pipeline.

End-User Pipelines

     The Company also contracts with industrial customers, municipalities or electric generating facilities to provide natural gas and natural gas transportation services to their facilities through interconnected gas pipelines constructed or acquired by the Company. These pipelines provide a direct supply of natural gas to new industrial facilities or to existing facilities as an alternative to the local distribution company. The Company intends to continue to pursue direct sales to these end-users who have the flexibility to negotiate their natural gas purchase and transportation contracts as a result of industry deregulation. Frequently, the Company is able to offer its end-user customer lower rates than the customer's current energy supplier. The Company's contracts with end-user customers typically provide for the payment of a transportation fee by the customer based on the volume of natural gas transported through the Company's pipeline. As of December 31, 1999, the Company owned 35 end-user transmission pipelines.

Gathering Pipelines and Natural Gas Processing

     The Company's gathering systems typically consist of a network of pipelines which collect natural gas or crude oil from points near producing wells and transport it to larger pipelines for further transmission. Gathering systems may include meters, separators, dehydration facilities and other treating equipment owned by the Company or others. The Company derives revenues from gathering systems by transporting natural gas or crude oil owned by others through its pipelines for a transportation fee, by purchasing natural gas and utilizing its pipelines to transport the natural gas to a customer in another location where the natural gas is resold or, in certain instances, by purchasing natural gas and arranging for the delivery and resale of an equivalent quantity of natural gas to a customer not directly served by the Company's pipelines. Transactions with customers not directly served by the Company's pipelines are typically accomplished by entering into agreements whereby the Company exchanges natural gas in its pipelines for natural gas in the pipelines of other natural gas transmission companies. The Company intends to pursue the acquisition or construction of additional gas gathering systems in or near its core geographic operating areas and where drilling activity is expected to provide opportunities for the expansion of gathering or processing facilities. As of December 31, 1999, the Company owned an interest in and operated 42 gathering systems.

     The Company's natural gas processing revenues are realized from the extraction and sale of NGL's as well as the sale of the residual natural gas. These revenues occur under processing contracts with producers of natural gas utilizing both a "percentage of proceeds" and "keep-whole" basis. The contracts based on percentage of proceeds provide that the Company receives a percentage of the NGL's and residual gas revenues as a fee for processing the producer's gas. The keep-whole contracts require that the Company reimburse the producers for the Btu energy equivalent of the NGL's and fuel removed from the natural gas as a result of processing and the Company retains all revenues from the sale of the NGL's. Once extracted, the NGL's are further fractionated in the Company's facilities into products such as ethane, propane, butanes, natural gasoline and condensate, then sold to various wholesalers along with raw sulfur from the Company's sulfur recovery plant. The Company's processing margins can be adversely affected by declines in NGL prices, declines in gas throughput, or increases in shrinkage or fuel costs, and in the case of "keep-whole" contracts, margins can be affected by rising natural gas prices. As of December 31, 1999, the Company owned four processing and treating plants with a capacity of 100 MMBtu/day.

     The Company also owns and operates 43 NGL and crude oil trucks and trailers and a fleet of 40 pressurized railcars.

Gas Marketing Services On Segments

     In addition, the Company provides natural gas marketing services to its customers within each of the three segments. The Company's natural gas marketing activities have been focused on the Company's systems with a strategic focus to provide quality and consistent service to customers connected to the Company's pipeline network. The Company's marketing activities include providing natural gas supply and sales services to some of its end-user customers by purchasing the natural gas supply from other marketers or pipeline affiliates and reselling the natural gas to the end-user. The Company also purchases natural gas directly from well operators on many of the Company's gathering systems and resells the natural gas to other marketers or pipeline affiliates. Many of the contracts pertaining to the Company's natural gas marketing activities are month-to-month spot market transactions with numerous gas suppliers or producers in the industry. The Company also offers other gas services to some of its customers including management of capacity release and gas balancing.

     Typically, the Company purchases natural gas at a price determined by prevailing market conditions. Simultaneous with the purchase of natural gas by the Company, the Company generally resells natural gas at a higher price under a sales contract that is comparable in its terms to the purchase contract, including any price escalation provisions. In most instances, natural gas marketing is characterized by small margins since there are numerous companies of greatly varying size and financial capacity who compete with the Company in the marketing of natural gas. The profitability of the natural gas marketing operations of the Company depends in large part on the ability of the Company's management to assess and respond to changing market conditions in negotiating these natural gas purchase and sale agreements. As a consequence of the increase in competition in the industry and volatility of natural gas prices there has been a reluctance of end-users to enter into long-term purchase contracts. Moreover, consumers have shown an increased willingness to switch fuels between natural gas and alternate fuels in response to relative price fluctuations in the market. The inability of management to respond appropriately in changing market conditions could have a negative effect on the Company's profitability. Accordingly, historical operating income associated with this revenue stream has varied depending on market conditions. The Company's natural gas marketing activities, which utilize third party pipelines, also expose the Company to economic risk resulting from imbalances or nominated volume discrepancies, which can result either in penalties having a negative impact on earnings or a transaction gain, depending on how and when imbalances are corrected. The Company believes the marketing of natural gas is an important complement to its transportation services.

MAJOR CUSTOMERS

     The Company's principal customers are industrial end-users, municipalities, resellers and producers of natural gas. The Company typically enters into three to ten year transportation agreements, which may also include provisions regarding guaranteed minimum volumes and price reductions after the customer meets certain transportation commitments. The Company also enters into marketing agreements with many of its customers related to natural gas supply and other services. For its FERC regulated entities, the Company enters into firm and interruptible transportation contracts using the tariff rates approved by FERC. In certain situations, the Company has offered discounts from its tariffs in response to specific market conditions.

     For 1999 and 1998, there were no customers that represented greater than 10% of the Company's gross margin. For 1997, Champion International Corporation and Entergy Gulf States, Inc. each contributed in excess of 10% of the Company's gross margin.

COMPETITION

     The Transmission Pipeline, End-user Pipeline, and Gathering Pipeline and Natural Gas Processing segments are highly competitive. In marketing natural gas, the Company has numerous competitors, including marketing affiliates of interstate pipelines, major integrated oil companies and local and national natural gas gatherers, brokers and marketers of widely varying sizes, financial resources and experience. Many of these competitors, particularly those affiliated with major integrated oil and interstate and intrastate pipeline companies, have financial resources substantially greater than those available to the Company. Local utilities and distributors of natural gas are, in some cases, engaged directly, and through affiliates, in marketing activities that compete with the Company. Some of the Company's contracts are month-to-month arrangements and as such, these agreements are affected by competitive factors at the time of the sale.

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

NATURAL GAS SUPPLY

     The Company's transmission and end-user pipelines have connections with major interstate and intrastate pipelines that management believes have supplies of natural gas in excess of the volumes required for these systems. However, these purchase contracts may be affected by factors beyond both the Company's and the gas suppliers' control, such as capacity constraints and temporary regional supply shortages. With regard to its gathering systems, supply risks include other parties having control over the drilling of new wells, the inability of wells to deliver natural gas at required pipeline quality and pressure, and depletion of reserves. The future performance of the Company will depend to a great extent on the throughput levels achieved by the Company with respect to its existing pipelines and the pipelines acquired or constructed by it in the future. In order to maintain the throughput on its gathering systems at current levels, the Company must access new natural gas supplies to offset the natural decline in reserves as such supplies are produced. In connection with the construction and acquisition of its gathering systems, evaluations were made of well and reservoir data furnished by producers to determine the availability of natural gas supply for the systems. Based on those evaluations, it is management's belief that there should be adequate natural gas supply for the Company to recoup its investment with an adequate rate of return. As such, management does not routinely obtain independent evaluation of reserves dedicated to its systems due to the cost of such evaluations. Accordingly, the Company does not have estimates of total reserves dedicated to its systems or the anticipated life of such producing reserves.

RATE AND REGULATORY MATTERS

     Various aspects of the transportation of natural gas are subject to or affected by extensive federal regulation under the Natural Gas Act ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"), as well as various regulations promulgated by the FERC.

Interstate Pipeline Regulation

     Our operations of the MIT, MIDLA and the KPC systems constitute the operations of a "natural gas company," as defined in the NGA. As such, these operations are subject to the jurisdiction of the FERC. The interstate pipeline operations of these systems are operated pursuant to certificates of public convenience and necessity and other authorizations issued under the NGA and pursuant to the NGPA. The FERC regulates the interstate transportation of and certain sales of natural gas, including, among other things, rates and charges allowed natural gas companies, extensions and abandonment of facilities and service, rates of depreciation and amortization and certain accounting methods.

     Pipeline rates for the MIT, MIDLA and the KPC systems must be filed with and approved by the FERC. They are regulated by the FERC on a cost-of-service basis and must be deemed by the FERC to be "just and reasonable." The FERC may suspend for up to five months the effectiveness of rate changes filed by the pipeline, and/or permit a changed rate to go into effect subject to refund. The FERC may require the pipeline to refund, with interest, all or any portion of any increased amount collected under "subject to refund" rates that, in the FERC's final determination, is found not to be just and reasonable. The FERC may also investigate, either on its own motion or pursuant to protests by third parties, the lawfulness of pipeline rates that are on file.

     In April 1993, jurisdictional rates for the MIT system were increased from rates that had been in effect since April 1990. This rate increase was agreed to in an uncontested settlement with the MIT system's customers that the FERC approved in December 1993. That agreement was amended in September 1996 to eliminate the requirement that a new rate case be filed in September 1996 or any year thereafter. As part of that agreement, rates on the MIT system were reduced 6% effective September 1996.

     In June 1996, a decrease in the jurisdictional rates for the MIDLA system was proposed from rates that had been in effect since 1990. This rate decrease was agreed to in an uncontested settlement with MIDLA's customers and was certified to the FERC by the presiding Administrative Law Judge in November 1996. Accordingly, the FERC approved the settlement by letter order dated March 28, 1997. As part of that agreement, MIDLA is not required to file a new rate case.

The Kansas Pipeline Company Acquisition

     The pipeline assets of KPC were held in three partnerships prior to May 11, 1998. KansOk Partnership owned intrastate pipelines whose rates were regulated by state agencies or the FERC. Kansas Pipeline Partnership owned an intrastate pipeline in Kansas whose rates were determined by the Kansas Corporation Commission. Riverside Pipeline Company, L.P., owned interstate assets in Kansas, Oklahoma and Missouri that connected the assets of the other two partnerships at the state lines of Missouri, Kansas, or Oklahoma.

     Effective May 11, 1998, after more than two years of jurisdictional proceedings before the FERC, the FERC asserted jurisdiction over the assets of these three entities, which were combined into a single, FERC-regulated entity, KPC. The new company's initial rates, by order of FERC, were approximately equal to its then-existing rates. FERC also ordered the company to file a Section 4 Rate Case by September 10, 1999.

     In accordance with the FERC's order, KPC filed a rate case pursuant to Section 4 of the NGA on August 27, 1999 (FERC Docket No. RP99-485-000). KPC's proposed rates reflect an annual revenue increase when compared to its initial FERC-approved rates. The rates have been protested by KPC's two principal customers and by the state public utility commissions that regulate them. On September 30, 1999, the FERC issued an order that set KPC's proposed rates for hearing and accepted and suspended the rates to be effective March 1, 2000, subject to possible refund. The Section 4 rate case proceeding will determine whether the rates proposed by KPC for interstate transportation of natural gas are just and reasonable, and the extent to which KPC must refund all or any part of the proposed rate increase that it charges to its customers prior to approval. A procedural schedule in the case has been adopted by the Presiding Administrative Law Judge. A hearing date is set for September 26, 2000.

Intrastate Pipeline Regulation

     The Company's intrastate pipeline operations are generally not subject to regulation by the FERC, but they are subject to regulation by various agencies of the states in which we operate. The Magnolia and Gloria systems are subject to the jurisdiction of the FERC with respect to the transportation rates under NGPA Section 311. Under NGPA Section 311, an intrastate pipeline can provide transportation service "on behalf of" any interstate pipeline or LDC served by an interstate pipeline company without prior FERC authorization. Specifically, the FERC adopted a so-called "transport" or "title" standard requiring that, for purposes of interstate transportation under NGPA Section 311, the "on behalf of entity" must either (i) have physical custody of or (ii) hold title to the gas at some point during the transaction. NGPA Section 311 service must be provided without undue discrimination or preference and is subject to certain FERC filing and reporting requirements.

     The end-user pipelines and the transmission pipelines not regulated by the FERC are subject to the regulations of the state agencies of the states in which they are located. Most states have agencies that possess the authority to review and authorize transactions, construction, acquisition, abandonment and interconnection of physical facilities. Some states also have state agencies that regulate transportation rates and contract pricing to ensure their reasonableness.

Gathering Pipeline Regulation

     The NGA exempts gas gathering facilities from the direct jurisdiction of the FERC. The Company believes that its gathering facilities and operations meet the current tests that the FERC uses to grant non-jurisdictional gathering facility status. Some of the recent cases applying these tests in a manner favorable to the determination of our non-jurisdictional status are still subject to rehearing and appeal. In addition, the FERC's articulation and application of the tests used to distinguish between jurisdictional pipelines and non-jurisdictional gathering facilities have varied over time. While we believe the current definitions create non-jurisdictional status for our gathering facilities, no assurance is available that such facilities will not, in the future, be classified as regulated transmission facilities. If such a classification were to occur, the rates, terms and conditions of the services rendered by those facilities would become subject to regulation by the FERC.

     No state in which we operate currently regulates gathering fees. Although we are not aware that any state in which we operate a natural gas gathering system is likely to begin regulation of our natural gas gathering activities and fees, new or increased state regulation has been adopted or proposed in other natural gas producing states, and there can be no assurance that such regulation will not be proposed or adopted in states where we conduct gathering activities or that we will not expand into or acquire operations in a state where such regulations could be imposed.

Canadian Pipeline Regulation

     MCOC owns the Calmar system located in central Alberta, Canada. Construction, operation and reclamation of the Calmar system are primarily regulated by the Alberta Energy and Utilities Board ("EUB") and Alberta Environmental Protection. Rates for gas processing and transportation through the Calmar system are presently determined by negotiated contracts. Pursuant to the Alberta Oil and Gas Conservation Act, R.S.A. 1980, c. O-5, an application may be made to the EUB for an order declaring the Calmar system to be a common processor, purchaser and/or carrier. In the event that (i) the EUB grants such an order (with the approval of the Alberta Lieutenant Governor in Council) and
(ii) an agreement respecting rates and charges cannot be reached between the applicant and MCOC, a subsequent application may then be made to the EUB to set rates and charges for gas processing, purchase and/or transportation at the Calmar system. The EUB also has the general authority pursuant to the Oil and Gas Conservation Act and Alberta Pipeline Act, R.S.C. 1980, c. P-80, to conduct an investigation into matters and questions involving gas plants and pipelines located within Alberta, such as the Calmar system.

Environmental and Safety Matters

     The Company's activities in connection with the operation and construction of pipelines and other facilities for transporting, processing, treating or storing natural gas and other products are subject to environmental and safety regulation by numerous federal, state, local and Canadian authorities. This regulation can include ongoing oversight regulation as well as requirements for construction or other permits and clearances that must be granted in connection with new projects or expansions. Regulatory requirements can increase the cost of planning, designing, initial installation and operation of such facilities. Sanctions for violation of these requirements include a variety of civil and criminal enforcement measures, including assessment of monetary penalties, assessment and remediation requirements, and injunctions as to future compliance. The following is a discussion of certain environmental and safety concerns that relate to us. It is not intended to constitute a complete discussion of the various federal, state, local and Canadian statutes, rules, regulations or orders to which our operations may be subject.

     In most instances, these regulatory requirements relate to the release of substances into the environment and include measures to control water and air pollution. Moreover, we could incur liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or state counterparts, regardless of our fault, in connection with the disposal or other releases of hazardous substances, including those arising out of historical operations conducted by our predecessors. Further, the recent trend in environmental legislation and regulations is toward stricter standards, and this trend will likely continue in the future.

     Environmental laws and regulations may also require us to acquire a permit before we may conduct certain activities. Further, these laws and regulations may limit or prohibit activities on certain lands lying within wilderness areas, wetlands, areas providing habitat for certain species that have been identified as "endangered" or "threatened" or other protected areas. We are also subject to other federal, state and local laws covering the handling, storage or discharge of materials, and we are subject to laws that otherwise relate to the protection of the environment, safety and health. As an employer, we are required to maintain a workplace free of recognized hazards likely to cause death or serious injury and to comply with specific safety standards.

     We will make expenditures in connection with environmental matters as part of our normal operations and capital expenditures. In addition, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that might become necessary. We are subject to an inherent risk of incurring environmental costs and liabilities because of our handling of oil, natural gas and petroleum products, historical industry waste disposal practices and prior use of natural gas flow meters containing mercury. There can be no assurance that we will not incur material environmental costs and liabilities. Management believes, based on our current knowledge, that we have obtained and are in current compliance with all necessary and material permits and that we are in substantial compliance with applicable material environmental and safety regulations. Further, we maintain insurance coverages that we believe are customary in the industry; however, there can be no assurance that our environmental impairment insurance will provide sufficient coverage in the event an environmental claim is made against us. See "Business and Properties-- Insurance." We are not aware of any existing environmental or safety claims that would have a material impact upon our financial position or results of operations.

PIPELINE SYSTEMS

     As of December 31, 1999, the Company owned an interest in and operated 81 pipelines consisting of three interstate transmission pipelines, one intrastate transmission pipeline, 35 end-user pipelines and 42 gathering pipelines. The majority of these pipelines are situated strategically in the Company's core operating areas. Certain information concerning the Company's pipelines is summarized in the following table:


                            DATE OF
                          ACQUISITION OR                                                 AVERAGE DAILY          DAILY VOLUME
                            INITIAL                                       LENGTH           VOLUME (b)           CAPACITY (b)
PIPELINE SYSTEM (a)        OPERATIONS           LOCATION                 IN MILES         (MMBTU/DAY)           (MMBTU/DAY)
---------------------------------------------------------------------------------------------------------------------------------
TRANSMISSION PIPELINES:
   MIDLA                          10/97   Monroe, LA to Baton Rouge, LA     404.6               95,850              190,000
   MIT                            05/97   Selmer, TN to Huntsvile, AL       295.3               78,648              200,000
   Kansas Pipeline                11/99   OK, KS, and MO                  1,120.0               52,570              160,000
   Magnolia                       09/95   Central, AL                       111.0               17,721              120,000
                                                                         --------------------------------------------------------
     Total Transmission (4 systems)                                       1,930.9              244,789              670,000

END-USER PIPELINES:
   Baton Rouge                    10/97   E. Baton Rouge Parish, LA          33.2               32,181               80,000
   Champion                       05/97   Lawerence & Colbert Cos., AL       38.0               25,000               50,000
   Farmlands                      10/97   Grant Parish, LA                    4.3               22,059               62,000
   Creole                         06/98   Orleans Parish, LA                 44.0               16,363              115,000
   Crown Vantage                  10/97   E. Baton Rouge Parish, LA           2.5                7,653               32,800
   All Other (30 Systems)                 TX, KS, LA, NY, TN                 86.2               36,571              301,622
                                                                         --------------------------------------------------------
     Total  End-User  (35 Systems)                                          208.2              139,827              641,422

GATHERING PIPELINES AND NATURAL GAS PROCESSING:
   Anadarko/Mendota(d)            08/98   OK and TX Panhandle               731.0              157,755              345,000
   Calmar   (d)                   03/99   Calgary, CA                        30.0               16,930               26,000
   T33                            10/97   Offshore, LA                        3.9               15,315               24,000
   Cook Inlet -- Oil              07/94   Cook Inlet, AK                      2.7               15,026              120,000
   Gloria                         12/99   South, LA                         133.0                8,724               75,000
   All Other Systems                      AK, TX, OK, AL, MS, LA, CA        905.7              154,519            1,393,500
    (27 systems)(e)
                                                                         --------------------------------------------------------
     Total Gathering (42 systems)                                         1,806.3              368,269            1,983,500
                                                                         --------------------------------------------------------
     Total Pipelines (81 Systems)                                         3,945.4              752,885            3,294,922
                                                                         ========================================================

--------------------
(a) Unless otherwise indicated, all systems are 100% owned and operated by the Company. Inactive systems owned by the Company are not included.

(b) All volume and capacity information is approximate. Average daily volumes are based on total volumes transported during the twelve-month period ended December 31, 1999, except systems that were acquired during 1999. For these systems, the average daily volumes are based on total volumes transported from the date of acquisition or initial operation through December 31, 1999.

(c) This system is owned by SeaCrest Company L.L.C., in which the Company owns a 70% interest, and is operated by the Company.

(d) These gathering systems include natural gas processing and/or treating facilities.

(e) This includes systems owned by Texana Gas Pipeline Company, in which the Company owns a 50% interest and Pan Grande Pipeline LLC, in which the Company owns a 70% interest.

OIL AND GAS PROPERTIES

     The Company owned several non-operated working interests in producing and non-producing oil and natural gas properties. For the year ended December 31, 1999, revenues from the Company's oil and natural gas properties were less than 1% of its total revenues, and for the same period the Company's oil and natural gas properties represented less than 1% of its total assets.

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

INSURANCE

     The Company's operations are subject to many hazards inherent in the natural gas transmission industry. The Company maintains insurance coverage for its operations and properties considered to be customary in the industry. There can be no assurance, however that the Company's insurance coverage will be available or adequate for any particular risk or loss or that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable. Although management believes that the Company's assets are adequately covered by insurance, a substantial uninsured loss could have a material adverse impact on the Company's financial position, results of operations or cash flows.

EMPLOYEES AND CONTRACT SERVICE ORGANIZATIONS

     The Company had 223 full-time employees on December 31, 1999. The Company also had arrangements with other unaffiliated independent pipeline operating companies to service and operate the Company's extensive field operations and provide for emergency response measures. The Company is not a party to any collective bargaining agreements. There have been no significant labor disputes in the past.

FORWARD LOOKING STATEMENTS

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure Regarding Forward Looking Statements" for a discussion of forward looking statements contained above and elsewhere in this Report.


ITEM 2. PROPERTIES.

     See "Item 1. Business" for a discussion of properties and locations.


ITEM 3. LEGAL PROCEEDINGS.

     The Company is currently involved in certain litigation that arose in the ordinary course of business. Except as otherwise disclosed in the KPC acquisition discussion in the "Rate and Regulatory Matters" section, management believes that all costs of settlements or judgments arising from such suits will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters during the fourth quarter to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.

MARKET INFORMATION AND DIVIDEND POLICY

   The Company's Common Stock began trading August 9, 1996 on the American Stock Exchange ("AMEX") under the symbol "MRS". The following table sets forth the high and low sales prices for the Company's Common Stock for the period from January 1, 1998 to December 31, 1999.

   All prices and dividends per share below, and included elsewhere in this 10-K, have been adjusted to reflect the 10% stock dividend declared on February 3, 1998 and paid on March 2, 1998 to stockholders of record on February 13, 1998, as well as the five-for-four stock split declared on February 1, 1999, and paid on March 1, 1999, to stockholders of record on February 11, 1999.



                                                 Dividends
                       High           Low      Paid per Share
                    ----------      ---------- ---------------

1998
  First Quarter      $19.00          $14.72       $.058
  Second Quarter      18.70           15.09        .064
  Third Quarter       18.95           13.30        .064
  Fourth Quarter      17.41           13.41        .064

1999
  First Quarter      $18.70          $15.50       $.064
  Second Quarter      17.63           15.00        .070
  Third Quarter       21.00           16.00        .070
  Fourth Quarter      20.31           15.75        .070


   On March 27, 2000, the closing price for the Common Stock, as reported by the
AMEX, was $16.25 per share.   As of March 27, 2000, there were 319 holders of
record of common stock. The Company believes that there are substantially more beneficial holders of Common Stock.

   On February 3, 1998, the Board declared a 10% stock dividend to be paid March 2, 1998 to stockholders of record at the close of business on February 13, 1998. No fractional shares were issued and stockholders entitled to a fractional share received a cash payment equal to the market value of the fractional share at the close of the market on the stock dividend record date.

   On February 1, 1999, the Board declared a five-for-four stock split to be paid March 1, 1999 to stockholders of record at the close of business on February 11, 1999. No fractional shares were issued, and stockholders entitled to a fractional share received a cash payment equal to the market value of the fractional share at the close of the market on the stock split record date.

   Holders of Common Stock are entitled to receive cash dividends out of Company funds legally available subject to the qualification that dividends need not be declared or paid by the Board if to do so would be in violation of laws or restrictions under contractual arrangements (including credit agreements) to which the Company is or may hereafter become a party.

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

                                                                                     YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------------------
                                                                       1999        1998        1997        1996       1995
                                                                     ---------   ---------   ---------   --------   ---------
                                                                            (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
 Operating revenues                                                  $391,571     $234,069    $112,744    $29,415    $15,622
 Operating income (1)                                                  20,903       13,553       7,291      2,573      2,569
 Interest expense                                                       6,533        3,247       1,067        413        339
 Income before income taxes                                            14,190       10,422       5,914      1,914      2,193
 Net income                                                            11,439        9,113       5,764      1,914      2,193
 Net income applicable to common shareholders                          11,439        9,113       5,764      1,891      2,134
PER SHARE DATA:
 Net income per share applicable to common shareholders
   Basic                                                             $   1.25     $   1.29    $   1.13    $   .73    $  1.08
   Diluted                                                           $   1.22     $   1.25    $   1.10    $   .73    $  1.08
 Weighted average number of common shares outstanding
   Basic                                                                9,176        7,074       5,115      2,593      1,980
   Diluted                                                              9,401        7,298       5,251      2,598      1,980
 Cash dividends declared per common share                            $    .27     $    .25    $    .24    $   .06    $     -
OTHER DATA:
 Depreciation, depletion and amortization                            $  7,545     $  3,197    $  1,592    $   818    $   452
 General and administrative                                             8,431        6,317       3,526      1,223        785
 Cash flow from operating activities                                   16,699       17,169       3,856      2,564      2,361

                                                                                          DECEMBER 31,
                                                                     -------------------------------------------------------
                                                                         1999         1998        1997       1996       1995
                                                                     --------     --------    --------    -------    -------
                                                                                         (In thousands)
BALANCE SHEET DATA:
 Working capital (deficit)                                           $ (1,539)    $    989    $  1,888    $ 1,135    $   (99)
 Property, plant and equipment, net                                   392,969      154,247      97,552     16,965      8,206
 Total assets                                                         478,372      191,342     128,038     27,303     11,089
 Long-term debt, net of current portion                               240,000       78,082      28,923      4,015      3,961
 Shareholders' equity                                                 160,677       66,284      61,451     13,593      4,157

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

GENERAL

   Since its formation, the Company has grown significantly as a result of the construction and acquisition of new pipeline facilities. For the four year period ended 1999, the Company acquired or constructed 73 pipelines for an aggregate cost of approximately $369 million. The Company believes the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired and newly constructed pipeline systems. As the Company pursues its growth strategy in the future, its financial position and results of operations may fluctuate significantly from period to period.

   The Company's results of operations are determined primarily by the volumes of natural gas transported, purchased and sold through its pipeline systems or processed at its processing facilities. With the exception of the Company's natural gas processing activities, which represent a small component of the Company's overall earnings, the Company's revenues are derived from fee based sources. As a result, the Company's earnings have little sensitivity to changes in commodity prices. In addition, most of the Company's operating costs do not vary directly with volume on existing systems, thus, increases or decreases in transportation volumes generally have a direct effect on net income. The Company derives its revenues from three primary sources: (i) the marketing of natural gas and other petroleum products, (ii) transportation fees from pipeline systems owned by the Company the processing and treating of natural gas and (iii) the processing and treating of natural gas.

     The Company's marketing revenues are realized through the purchase and resale of natural gas and other petroleum products to the Company's customers. Generally, gas marketing activities will generate higher revenues and correspondingly higher expenses than revenues and expenses associated with transportation activities, given the same volumes of natural gas. This relationship exists because, unlike revenues derived from transportation activities, gas marketing revenues and associated expenses include the full commodity price of the natural gas acquired. The operating income the Company recognizes from its gas marketing efforts is the difference between the price at which the natural gas was purchased and the price at which it was resold to the Company's customers. The Company's strategy is to focus its marketing activities on Company owned pipelines. The Company's marketing activities have historically varied greatly in response to market fluctuations.

   Transportation fees are received by the Company for transporting natural gas or crude oil owned by other parties through the Company's pipeline systems, transport trucks and railcars. Typically, the Company incurs very little incremental operating or administrative overhead cost to transport natural gas through its pipeline assets, thereby recognizing a substantial portion of incremental transportation revenues as operating income.

   The Company's natural gas processing revenues are realized from the extraction and sale of NGL's as well as the sale of the residual natural gas. These revenues occur under processing contracts with producers of natural gas utilizing both a "percentage of proceeds" and "keep-whole" basis. The contracts based on percentage of proceeds provide that the Company receives a percentage of the NGL's and residual natural gas revenues as a fee for processing the producer's gas. The keep-whole contracts require that the Company reimburse the producers for the Btu energy equivalent of the NGL's and fuel removed from the natural gas as a result of processing and the Company retains all revenues from the sale of the NGL's. The Company's processing margins can be adversely affected by declines in NGL's prices, declines in natural gas throughput, or increases in shrinkage or fuel costs, and in the case of keep-whole contracts, margins can be adversely affected affected by increases in natural gas prices.

     The Company has had quarter-to-quarter fluctuations in its financial results in the past due to the fact that the Company's natural gas sales and pipeline throughputs can be affected by changes in demand for natural gas primarily because of the weather. In particular, demand on the Magnolia, MIT and MIDLA systems fluctuate due to weather variations because of the large municipal and other seasonal customers which are served by the respective systems. As a result, the winter months have historically generated more income than summer months on these systems. There can be no assurances that the Company's efforts to minimize such effects will have any impact on future quarter-to-quarter fluctuations due to changes in demand resulting from variations in weather conditions. Furthermore, future results could differ materially from historical results due to a number of factors including but not limited to interruption or cancellation of existing contracts, the impact of competitive products and services, pricing of and demand for such products and services and the presence of competitors with greater financial resources.

RESULTS OF OPERATIONS

     The Company has acquired or constructed numerous pipelines in the four-year period ended December 31, 1999. The purchased assets were acquired from numerous sellers, at different periods throughout the year and all were accounted for under the purchase method of accounting for business combinations and accordingly, the results of operations for such acquisitions are included in the Company's financial statements only from the applicable date of the acquisition. As a consequence, the historical results of operations for the periods presented may not be comparable.

   The Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective January 1, 1998. Accordingly, the Company has segregated its business activities into three segments: Transmission Pipelines, End-User Pipelines, and Gathering Pipelines and Natural Gas Processing.

     Consolidated gross margin for the year ended December 31, 1999, increased 66% to $37.6 million compared to $22.6 million in 1998. Consolidated gross margin for the year ended December 31, 1998, was $10.6 million higher than for the same period in 1997. Variations for each segment are discussed in the segment results below.

SEGMENT RESULTS

     The following tables present certain data for each of the three operating segments of the Company for the three years in the period ended December 31, 1999. As previously discussed, the Company provides marketing services to its customers. For analysis purposes, the Company accounts for the marketing services by recording the marketing activity on the operating segment where it occurs. Therefore, the gross margin for each segment includes a transportation component and a marketing component. The Company evaluates each of its segments on a gross margin basis, which is defined as the revenues of the segment less related direct costs and expenses of the segment and does not include depreciation, interest or allocated corporate overhead. For further analysis on each segment regarding identifiable assets, depreciation and corporate administrative expenses, see Note 16 - Segment Data in the Notes to Consolidated Financial Statements.

TRANSMISSION PIPELINES

                                      For the Year Ended December 31,
                                ----------------------------------------------
                                  1999            1998          1997
                                ----------------------------------------------
                                   (in thousands, except amounts per MMBtu)

OPERATING REVENUES:
 Marketing Revenue              $113,423        $111,924      $ 61,274
 Transportation Fees              11,366           6,387         3,513
                                --------        --------      --------
   TOTAL OPERATING REVENUES      124,789         118,311        64,787
                                --------        --------      --------
 OPERATING EXPENSES:
  Marketing Costs                 99,726         100,889        57,333
  Operating Expenses               5,975           4,383         1,592
                                --------        --------      --------
   TOTAL OPERATING EXPENSES      105,701         105,272        58,925
                                --------        --------      --------
   GROSS MARGIN                 $ 19,088        $ 13,039      $  5,862
                                ========        ========      ========
VOLUME (in MMBtu)
 Marketing                        47,900          47,649        22,454
 Transportation                   64,503          49,506        30,752
                                --------        --------      --------
TOTAL VOLUME                     112,403          97,155        53,206
                                ========        ========      ========
GROSS MARGIN per MMBtu          $    .17        $    .13      $    .11
                                ========        ========      ========


Year Ended December 31, 1999 compared to Year Ended December 31, 1998

     Increases in transmission segment revenues were primarily due to increased throughput volumes, increased transportation fees and the Company's acquisition of KPC in November 1999. The increase in throughput volumes was primarily from increased volumes on the MIT system and the additional volumes provided from the KPC acquisition. Increased margins per MMBtu in marketing related activities also contributed to the increase in segment earnings.

Year Ended December 31, 1998 compared to Year Ended December 31, 1997

     The Company's entrance into the regulated interstate pipeline business began with the acquisition of the MIT system in June 1997 and the MIDLA system in November 1997 which significantly enhanced the Company's transmission pipeline operations in 1998. A complete year of operations in 1998 provided a 83% increase in revenues, an 83% increase in total volumes and a 122% increase in gross margin when compared to the same period in 1997. In addition to a complete year of operations, average daily demand transportation volume ("Average Demand") increased on both systems in 1998. The MIT system's Average Demand increased 19% to 158,000 MMBtu in 1998 while the MIDLA system's Average Demand increased 13% to 166,000 MMBtu in 1998

END-USER PIPELINES

                                      For the Year Ended December 31,
                            ---------------------------------------------------
                                1999              1998               1997
                            --------            --------           --------
                            (in thousands, except amounts per MMBtu)

OPERATING REVENUES:
 Marketing Revenue          $122,189              $96,433              $33,862
 Transportation Fees           3,252                3,287                2,487
                            --------              -------              -------
   TOTAL OPERATING REVENUES  125,441               99,720               36,349
                            --------              -------              -------
OPERATING EXPENSES:
 Marketing Costs             117,242               94,263               32,673
 Operating Expenses              345                  224                  208
                            --------              -------              -------
  TOTAL OPERATING EXPENSES   117,587               94,487               32,881
                            --------              -------              -------
   GROSS MARGIN             $  7,854              $ 5,233              $ 3,468
                            ========              =======              =======
VOLUME (in MMBtu)
 Marketing                    49,513               41,336               11,867
 Transportation               21,151               20,415               12,415
                            --------              -------              -------
TOTAL VOLUME                  70,664               61,751               24,282
                            ========              =======              =======
GROSS MARGIN per MMBtu      $    .11              $   .08              $   .14
                            ========              =======              =======


Year Ended December 31, 1999 compared to Year Ended December 31, 1998

    The Company's end-user segment experienced significant increases in revenues and gross margin in 1999 compared to 1998. These increases were primarily due to the addition of a high-pressure pipeline system servicing a new cogeneration facility near Baton Rouge, Louisiana and the additional earnings that were achieved through the acquisition of SIGCO in June 1999. The high pressure pipeline system was not fully optimized until the second half of 1999.

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

    The Company's gross margin per MMBtu declined in 1998 as compared to 1997. The decrease was attributable to an increase in marketing activities, which are characterized by lower margins and higher volumes.

GATHERING PIPELINES AND NATURAL GAS PROCESSING


                                        For the Year Ended December 31,
                                  ---------------------------------------------
                                       1999            1998             1997
                                  ---------------  ---------------  -----------
                                      (in thousands, except amounts per MMBtu)
OPERATING REVENUES:
 Marketing Revenue                   $110,064          $ 6,761        $ 5,597
 Transportation Fees                   12,039            3,732            693
 Processing and Treating Revenue       16,844            5,107          4,956
                                     --------          -------        -------
  TOTAL OPERATING REVENUES            138,947           15,600         11,246
                                     --------          -------        -------
OPERATING EXPENSES:
 Marketing Costs                      104,528            4,781          4,548
 Operating Expenses                    11,263            2,410            415
 Processing and Treating Costs         12,450            4,052          3,566
                                     --------          -------        -------

  TOTAL OPERATING EXPENSES            128,241           11,243          8,529
                                     --------          -------        -------
  GROSS MARGIN                       $ 10,706          $ 4,357        $ 2,717
                                     ========          =======        =======
VOLUME (in MMBtu)
 Marketing                             30,918            4,326          2,170
 Transportation                        96,567           48,136         13,603
 Processing and Treating               11,552            2,544          1,850
                                     --------          -------        -------

TOTAL VOLUME                          139,037           55,006         17,623
                                     ========          =======        =======
GROSS MARGIN per MMBtu               $    .08          $   .08        $   .15
                                     ========          =======        =======


Year Ended December 31, 1999 compared to Year Ended December 31, 1998

    The Company's gathering and processing segment experienced significant increases in revenues and gross margins in 1999 compared to 1998. These increases were mostly attributable to a full year of Anadarko system earnings and the Seacrest, Calmar and DPI/Flare acquisitions in March 1999. Although marketing revenues increased over 1,500%, overall marketing margins increased approximately 180% due to DPI's higher volume but lower margin marketing business.

Year Ended December 31, 1998 compared to Year Ended December 31, 1997

    Revenues, gross margins and volumes increased substantially in 1998 compared to 1997 in the Gathering Pipelines and Natural Gas Processing business segment.

    The significant increase in gathering activity in 1998 was attributable to the Anadarko Acquisition that was effective in August 1998. Although the Company's 1998 operations only included five months of activity from the Anadarko system, it was responsible for 50% of the volumes gathered and approximately $1 million of the gross margin earned in 1998.

    Despite a 38% increase in the volume of natural gas processed through its processing facilities, the Company's gross margin from processing activities declined significantly in 1998 as compared to 1997. This decline was due to lower processing spreads realized in 1998 as NGL commodity prices continued to deteriorate throughout the year. The increase in processing volumes in 1998 was attributable to the acquisition of the Hobart processing plant in the Anadarko Acquisition in August 1998.

     Marketing volumes increased 99% in 1998 over 1997. These volumetric increases were the result of various acquisitions. Collectively, two acquisitions accounted for 90% of the increase.

OTHER INCOME, COSTS AND EXPENSES

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Other revenues for the year ended December 31, 1999 increased to $2.4 million from $0.4 million in 1998. The increase was primarily attributable to income earned by Flare on processing and treating plant construction projects.

     Depreciation, depletion and amortization for the year ended December 31, 1999 increased to $7.5 million from $3.2 million in 1998. This increase was primarily due to increased depreciation on assets acquired in the KPC, Anadarko, DPI/Flare and Calmar acquisitions.

     General and administrative expenses for the year ended December 31, 1999 increased to $8.4 million from $6.3 million in 1998. The increase was due to increased costs associated with the management of the assets acquired in the KPC, Anadarko, DPI/Flare and Calmar acquisitions. General and administrative expenses, as a percentage of gross margin, decreased 6% from 28% in 1998 to 22% in 1999.

     Interest expense for the year ended December 31, 1999 increased to $6.5 million, from $3.2 million in 1998. The Company was servicing an average of $110.5 million in debt for the year ended December 31, 1999 as compared to $45.6 million in debt for the year ended December 31, 1998. The increased debt level in 1999 was primarily associated with the debt used to finance the Company's KPC acquisition in November 1999 as well as its DPI/Flare and Calmar acquisitions in March 1999. The additional expense related to increased debt levels was mitigated by a reduction in the Company's weighted average interest rate. The Company's weighted average interest rate was 6.37% and 7.11% for the years ended December 31, 1999 and 1998, respectively.

     During the fourth quarter of fiscal 1999, the Company recorded a pre-tax unusual charge totaling $2.7 million ($2.2 million after tax) related to the streamlining efforts announced in November 1999. The charge primarily relates to the severance and benefits of approximately 50 employees who were involuntary terminated. The Company anticipates savings from reduced employee cost and more streamlined operating and business processes. At December 31, 1999, an accrued liability of $1.8 million related to the severance charges was included in "Accounts payable and accrued liabilities" on the consolidated balance sheet. Thirty-three of these employees were still employed with the Company at December 31, 1999. The final severance will be paid in April 2002.

     The Company had an extraordinary charge of $0.6 million for the year ended December 31, 1999 incurred in connection with the write-down of deferred financing charges as a result of amending the Company's credit facility.

     Operating income, excluding the unusual charge, for the year ended December 31, 1999 increased to $23.6 million from $13.6 million in 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     In 1998, the Company received revenues of $0.4 million from its oil and natural gas properties as compared to $0.3 million over the same period in 1997. The increase was primarily attributable to a one-time settlement received by the Company on its Vealmoor Field properties.

     In 1998, the Company's depreciation, depletion and amortization increased when compared to 1997 primarily due to increased depreciation on assets acquired in the MIT, MIDLA and Anadarko Acquisitions. Collectively, these acquisitions accounted for 105% of the increase of $1.6 million.

     The Company's general and administrative expenses in 1998 increased $2.8 million when compared to 1997 primarily due to the numerous acquisitions the Company made during 1997 and 1998. In addition, the increase was attributed to the Company's expansion of its infrastructure to allow for continued growth.

     Interest expense for the year ended December 31, 1998 increased to $3.2 million, from $1.1 million in 1997. The Company was servicing an average of $45.6 million in debt for the year ended December 31, 1998 as compared to $13.6 million in debt for the year ended December 31, 1997. The increased debt load in 1998 was primarily associated with the debt used to finance the MIDLA Acquisition being outstanding for a full year as compared to only two months in 1997. In addition, $35 million of additional debt associated with the Anadarko Acquisition was outstanding for four months in 1998. The additional expense related to increased debt levels was mitigated by a reduction in the Company's weighted average interest rate. The Company's weighted average interest rate was 7.11% and 7.83% for the years ended December 31, 1998 and 1997, respectively.

     The Company recognized annual operating income and net income in 1998 of $13.6 million and $9.1 million, respectively, as compared to $7.3 million in operating income and $5.8 million in net income for the year ended 1997. EPS increased 14% from $1.10 in 1997 to $1.25 in 1998. The significant improvement in EPS is primarily attributable to the positive impact of accretive acquisitions consummated during 1998 and 1997.

INCOME TAXES

     As of December 31, 1999, the Company has NOL carryforwards of approximately $10.3 million, expiring in various amounts from 2003 through 2018. These loss carryforwards were generated by companies acquired by Midcoast. The ability of the Company to utilize the carryforwards is dependent upon the Company generating sufficient taxable income and will be affected by annual limitations (currently estimated at $5.2 million) on the use of such carryforwards due to a change in shareholder control under section 382 of the Internal Revenue Code triggered by the Company's July 1997 Common Stock offering and the change of ownership created by the acquisition of Republic and DPI.

     The valuation allowance declined $2.1 million during the year ended December 31, 1999. The decline was the net result of current year utilization of net operating losses to offset taxable income and the removal of $581,000 of valuation allowance related to net operating losses that are more likely than not to be utilized in the future.

CAPITAL RESOURCES AND LIQUIDITY

     Since 1996, the Company has acquired approximately $368.9 million of pipeline systems. Capital requirements have been funded through equity infusions from common stock offerings, borrowings from various commercial banks and cash flow from operations.

     The Company has raised net proceeds of approximately $128 million in four common stock offerings since being listed on the American Stock Exchange in August 1996. These capital infusions and the stability of our cash flow has allowed the Company the financial flexibility to utilize lower cost conventional bank debt financing to fund a large part of its growth. The Company's long-term debt to total capitalization ratio increased from 54% at December 31, 1998 to 60% at December 31, 1999.

     In November 1999 and again in March 2000, the Company amended and restated its bank financing agreement under the certain Amended and Restated Credit Agreement dated August 31, 1998. The amendments added additional banks to the syndicate, increased our borrowing availability, modified our letter of credit facility, extended the maturity five years to November 2004, modified financial covenants, established waiver and amendment approvals and changed the method to determine the interest rate to be charged.

     The amendments to the credit agreement increased our borrowing availability from $125 million to $335 million, with a provision to increase up to $400 million. The amended credit agreement provides borrowing availability as follows: (i) up to a $25 million sublimit for the issuance of standby and commercial letters of credit and (ii) the difference between the $335 million and the used sublimit available as a revolving credit facility. At the option of the Company, borrowings under the amended credit agreement accrue interest at LIBOR plus an applicable margin or the higher of the Bank of America prime rate or the Federal Funds rate plus an applicable margin.

     The applicable margin percentage to be added to the interest rate is based on the Company's debt to total capitalization ratio at the end of each fiscal quarter. The Company is charged a margin between 1.0% and 2.0% as the Company's total debt to total capitalization ratio ranges from under 40% and over 65%, respectively. The Company's borrowings are currently being charged at the margin of 1.75%. The Company was also subject to an arrangement fee, agency fee, underwriting fee, unused fee and commitment fee totaling $1.2 million. Additionally, the Company is subject to an annual administrative agency fee of $35,000.

     The credit agreement is secured by all accounts receivable, contracts, and the pledge of all of our subsidiaries' stock and a first lien security interest in our pipeline systems. It also contains a number of customary covenants that require us to maintain certain financial ratios and limit our ability to incur additional indebtedness, transfer or sell assets, create liens, or enter into a merger or consolidation. The Company is required to comply with more stringent debt to capitalization and EBITDA to interest ratios by June 30, 2000. Subsequent to the amendment in March 2000, the Company has approximately $73 million of available capacity under its credit agreement.

     For the year ended December 31, 1999, the Company generated cash flow from operating activities of approximately $16.7 million.

Currently, the Company has committed to making approximately $4.9 million in construction related expenditures in 2000. The Company believes that its credit agreement and funds provided by operations will be sufficient to meet its operating cash needs for the foreseeable future and its projected capital expenditures, other than acquisitions.

     If sufficient funds under the credit agreement are not available to fund acquisition and construction projects, the Company would seek to obtain such financing from the sale of equity securities or other debt financing. There can be no assurances that any such financing will be available on terms acceptable to the Company. Should sufficient capital not be available, the Company will not be able to implement its growth strategy in as aggressive a manner as currently planned.

RECENT ACCOUNTING PRONOUNCEMENT

     The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other shareholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS No. 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The standard was amended by SFAS No. 137 in June 1999. The amendment defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of this pronouncement.

ENVIRONMENTAL AND SAFETY MATTERS

     Our activities in connection with the operation and construction of pipelines and other facilities for transporting, processing, treating, or storing natural gas and other products are subject to environmental and safety regulation by numerous federal, state, local and Canadian authorities. This regulation can include ongoing oversight regulation as well as requirements for construction or other permits and clearances that must be granted in connection with new projects or expansions. Regulatory requirements can increase the cost of planning, designing, initial installation and operation of such facilities. Sanctions for violation of these requirements include a variety of civil and criminal enforcement measures, including assessment of monetary penalties, assessment and remediation requirements and injunctions as to future compliance. The following is a discussion of certain environmental and safety concerns that relate to us. It is not intended to constitute a complete discussion of the various federal, state, local and Canadian statutes, rules, regulations, or orders to which our operations may be subject.

     In most instances, these regulatory requirements relate to the release of substances into the environment and include measures to control water and air pollution. Moreover, we could incur liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or state counterparts, regardless of our fault, in connection with the disposal or other releases of hazardous substances, including those arising out of historical operations conducted by our predecessors. Further, the recent trend in environmental legislation and regulations is toward stricter standards, and this trend will likely continue in the future.

     Environmental laws and regulations may also require us to acquire a permit before we may conduct certain activities. Further, these laws and regulations may limit or prohibit activities on certain lands lying within wilderness areas, wetlands, areas providing habitat for certain species that have been identified as "endangered" or "threatened" or other protected areas. We are also subject to other federal, state and local laws covering the handling, storage or discharge of materials, and we are subject to laws that otherwise relate to the protection of the environment, safety and health. As an employer, we are required to maintain a workplace free of recognized hazards likely to cause death or serious injury and to comply with specific safety standards.

     We will make expenditures in connection with environmental matters as part of our normal operations and capital expenditures. In addition, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that might become necessary. We are subject to an inherent risk of incurring environmental costs and liabilities because of our handling of oil, gas and petroleum products, historical industry waste disposal practices and prior use of gas flow meters containing mercury. There can be no assurance that we will not incur material environmental costs and liabilities. Management believes, based on our current knowledge, that we have obtained and are in current compliance with all necessary and material permits and that we are in substantial compliance with applicable material environmental and safety regulations. Further, we maintain insurance coverages that we believe are customary in the industry; however, there can be no assurance that our environmental impairment insurance will provide sufficient coverage in the event an environmental claim is made against us. See "Business and Properties-- Insurance." We are not aware of any existing environmental or safety claims that would have a material impact upon our financial position or results of operations.

YEAR 2000

     The Company completed all phases of the Year 2000 Program relative to computer systems and technology infrastructure considered essential to the Company's business prior to the event. The year 2000 event passed without significant incident. The Company's contingency plans are designed to minimize any disruptions or other adverse effects resulting from unexpected incompatibilities regarding core systems and business applications and to facilitate the early identification and remediation of system problems that manifest themselves after December 31, 1999. To date, no significant items have been identified. The Company continues to assess, test and remediate business application and technology infrastructure that were previously determined to be other than essential to core business operations. The extent of these activities is very insignificant to the Company's overall business. Aggregate costs expended for the Year 2000 Project totaled approximately $1.0 million.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in and incorporated by reference into this Form 10-K are forward-looking statements. These forward looking statements include, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity" regarding the Company's estimate of the sufficiency of existing capital resources, whether funds provided by operations will be insufficient to meet its operational needs in the foreseeable future, and its ability to use NOL carryforwards prior to their expiration. Although, we believe that the expectations reflected in these forward looking statements are reasonable, we can not give any assurance that such expectations reflected in these forward looking statements will prove to have been correct.

     When used in this Form 10-K, the words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-K.

     You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in "Risk Factors" in the Prospectus Supplement, dated December 6, 1999 and elsewhere in this Form 10-K could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.

     We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-K after the date of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company utilizes derivative financial instruments to manage market risks associated with certain energy commodities and interest rates. According to guidelines provided by the Board, the Company enters into exchange-traded commodity futures, options and swap contracts to reduce the exposure to market fluctuations in the price of energy commodities and fluctuations in interest rates. The Company does not engage in speculative trading. Approvals are required from senior management prior to the execution of any financial derivative.

COMMODITY PRICE RISK

     The Company's commodity price risk exposure arises from inventory balances and fixed price purchase and sale commitments. The Company uses exchange-traded commodity futures contracts, options and swap contracts to manage and hedge price risk related to these market exposures. These futures and options contracts have pricing terms indexed to the NYMEX.

     Gas futures involve the buying and selling of natural gas at a fixed price. Over-the-counter swap agreements require the Company to receive or make payments based on the difference between a specified price and the actual price of natural gas. The Company uses futures and swaps to manage margins on offsetting fixed-price purchase or sales commitments for physical quantities of natural gas. Options provide the right, but not the obligation, to buy or sell energy commodities at a fixed price. The Company utilizes options to manage margins and to limit overall price risk exposure. (See Note 11 - Financial Instruments and Price Risk Management Activities in the Notes to Consolidated Financial Statements). As of December 31, 1999 and 1998, the Company had net unrealized losses on its various open commodity futures, swaps and option contracts of $1,139,000 and $896,000, respectively. The tabular presentation related to the Company's commodity price risk is illustrated below (in thousands, except for price per MMBtu amounts):

                                               As of December 31, 1999
                                           Expected Fiscal Year of Maturity
                                      -----------------------------------------

                                            2000                Fair Value
                                      ------------------   --------------------
Swap Contracts:
    Contract Volumes  (MMBtu)                  5,045                  -
    Weighted Average Price (Per MMBtu)       $  2.11             $    -
    Contract Amount                          $10,635             $9,608

Futures Contracts:
    Contract Volumes  (MMBtu)                    930                  -
    Weighted Average Price (Per MMBtu)       $  2.47             $    -
    Contract Amount                          $ 2,295             $2,183


INTEREST RATE RISK

     The Company's debt financial instruments are sensitive to market fluctuations in interest rates. The interest rate swap agreements entered into by the Company effectively convert $65 million of floating-rate debt to fixed-rate debt (see Note 11 - Financial Instruments and Price Risk Management Activities in the Notes to Consolidated Financial Statements). The Company makes payments to counterparties at fixed rates and in return receives payments at floating rates. The first swap agreement, which has a notional amount of $25 million, was entered into in December 1997. It was subsequently transferred to another bank in November 1998 and replaced with a new swap agreement which has an initial term of two years through December 2000 but is extendible, at the bank's option, for an additional three years. The second swap agreement, with a notional amount of $40 million, was entered into in October 1998 and has an initial term of three years through November 2001 but is extendible, at the bank's option, for an additional two years. Both transactions are recorded using accrual accounting. The table below presents notional amounts and weighted average interest rates by expected or contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The tabular presentation related to the Company's interest rate risk is illustrated below (in thousands, except for interest rates):

                                                                           As of December 31, 1999
                                                                       Expected Fiscal Year of Maturity
                                                      --------------------------------------------------------------------
                                                        2000      2001      2002   2003     2004      Total     Fair Value
                                                      -------    -------    ----   ----   --------   --------   ----------
Liabilities:
 Long-term debt, including current portion -
   variable interest rate of 8.17% at
   December 31, 1999                                 $    71          -       -      -   $240,000   $240,071     $240,071

Interest Rate Derivatives:
 Interest rate swaps, variable to fixed rate -
  notional amounts                                   $25,000    $40,000       -      -          -   $ 65,000     $    976
 Average interest rate                                  4.71%      4.48%
 Average received rate                                  6.58%      6.99%
 Net cash flow effect                                $ 1,211    $ 1,007

ITEM 8. FINANCIAL STATEMENTS.


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Midcoast Energy Resources, Inc.:


     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Midcoast Energy Resources, Inc. and its subsidiaries at December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 10, 2000

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Midcoast Energy Resources, Inc.
Houston, Texas

     We have audited the accompanying consolidated balance sheet of Midcoast Energy Resources, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midcoast Energy Resources, Inc., and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1998, in conformity with generally accepted accounting principles.



HEIN + ASSOCIATES LLP

Houston, Texas
March 18, 1999

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                                      December 31,
                                                                                            -------------------------------
                                                                                                1999              1998
                                                                                            -------------     -------------
                                  ASSETS
                                  ------
Current Assets:
 Cash and cash equivalents                                                                    $  2,345          $    200
 Accounts and notes receivable, net of allowance of $1,484 and $92, respectively                55,189            33,020
 Other current assets                                                                            4,905             1,363
                                                                                            -------------     -------------
       Total Current Assets                                                                     62,439            34,583
                                                                                            -------------     -------------

Property, Plant and Equipment, net                                                             392,969           154,247

Other Assets                                                                                    22,964             2,512
                                                                                            -------------     -------------
      Total Assets                                                                            $478,372          $191,342
                                                                                            =============     =============
                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

Current Liabilities:
 Accounts payable and accrued liabilities                                                     $ 63,901          $ 32,540
 Current portion of long-term debt                                                                  71               930
 Other current liabilities                                                                           6               124
                                                                                            -------------     -------------
       Total Current Liabilities                                                                63,978            33,594
                                                                                            -------------     -------------

Long-term Debt                                                                                 240,000            78,082

Other Liabilities                                                                                2,147             2,024

Deferred Income Taxes                                                                           11,034            10,808

Commitments and Contingencies                                                                        -                 -

Minority Interest in Consolidated Subsidiaries                                                     536               550

Shareholders' Equity:
 Common stock, par value $.01 per share; authorized 31,250,000 shares; issued
  12,721,980 and 7,149,513 shares, respectively                                                    127                71
 Paid-in capital                                                                               165,964            80,955
 Accumulated deficit                                                                            (2,915)          (11,947)
 Unearned compensation                                                                               -                (4)
 Accumulated other comprehensive income                                                             71                 -
 Treasury stock (at cost), 161,156 and 181,125 treasury shares, respectively                    (2,570)           (2,791)
                                                                                            -------------     -------------
      Total Shareholders' Equity                                                               160,677            66,284
                                                                                            -------------     -------------
      Total Liabilities and Shareholders' Equity                                              $478,372          $191,342
                                                                                            =============     =============

  The accompanying notes are an integral part of these consolidated financial statements.

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share and share data)

                                                                          For the Year Ended December 31,
                                                                   --------------------------------------------
                                                                      1999             1998             1997
                                                                   ----------       ----------       ----------
Operating Revenues:
 Energy marketing revenue                                          $  345,676       $  215,118       $  100,733
 Transportation fees                                                   26,657           13,406            6,693
 Natural gas processing and treating revenue                           16,844            5,107            4,956
 Other                                                                  2,394              438              362
                                                                   ----------       ----------       ----------
      Total operating revenues                                        391,571          234,069          112,744
                                                                   ----------       ----------       ----------
Operating Expenses:
 Energy marketing expenses                                            339,079          206,950           96,769
 Natural gas processing and treating costs                             12,450            4,052            3,566
 Other operating expenses                                                 478                -                -
 Depreciation, depletion and amortization                               7,545            3,197            1,592
 General and administrative                                             8,431            6,317            3,526
 Unusual charge                                                         2,685                -                -
                                                                   ----------       ----------       ----------
      Total operating expenses                                        370,668          220,516          105,453
                                                                   ----------       ----------       ----------
      Operating income                                                 20,903           13,553            7,291

Non-Operating Items:
 Interest expense                                                      (6,533)          (3,247)          (1,067)
 Minority interest in consolidated subsidiaries                           (43)             (58)            (222)
 Other income (expense), net                                             (137)             174              (88)
                                                                   ----------       ----------       ----------
      Total non-operating items                                        (6,713)          (3,131)          (1,377)
                                                                   ----------       ----------       ----------

Income before income taxes and extraordinary item                      14,190           10,422            5,914

Provision for income taxes:
 Current                                                               (1,833)            (114)            (150)
 Deferred                                                                (336)          (1,195)               -
                                                                   ----------       ----------       ----------
Income before extraordinary item                                       12,021            9,113            5,764

Extraordinary item, net of income tax provision of $300                  (582)               -                -
                                                                   ----------       ----------       ----------
Net Income                                                         $   11,439       $    9,113       $    5,764
                                                                   ==========       ==========       ==========
Earnings per common share:
      Basic
        Income before extraordinary item                           $     1.31            $1.29       $     1.13
        Extraordinary Item                                               (.06)               -                -
                                                                   ----------       ----------       ----------
         Net Income                                                $     1.25            $1.29       $     1.13
                                                                   ==========       ==========       ==========
      Diluted
        Income before extraordinary item                           $     1.28            $1.25       $     1.10
        Extraordinary Item                                               (.06)               -                -
                                                                   ----------       ----------       ----------
         Net Income                                                $     1.22            $1.25       $     1.10
                                                                   ==========       ==========       ==========
Weighted Average Number of Common Shares Outstanding:
      Basic                                                         9,176,201        7,074,372        5,115,169
                                                                   ==========       ==========       ==========
      Diluted                                                       9,400,754        7,298,345        5,251,456
                                                                   ==========       ==========       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                                 Year Ended December 31,
                                                             -------------------------------------------------------------
                                                                    1999                  1998                   1997
                                                             ----------------      ----------------      -----------------
Net income..........................................              $11,439                $9,113                 $5,764
Foreign currency translation adjustment.............                   71                     -                      -
                                                                  -------                ------                 ------
Comprehensive income................................              $11,510                $9,113                 $5,764
                                                                  =======                ======                 ======

  The accompanying notes are an integral part of these consolidated financial statements.

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (In thousands, except per share data)


                                                                                         Accumulated
                                    Common Stock                                           Other     Treasury Stock        Total
                                 ------------------  Paid-in   Accumulated   Unearned  Comprehensive ----------------  Shareholders'
                                 Shares    Amount    Capital     Deficit   Compensation    Income    Shares    Amount     Equity
                                 --------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996        3,130     $ 32    $ 26,935    $(13,284)       $(90)        $ -        -       $    -   $ 13,593

Net Income                            -        -           -       5,764           -           -        -            -      5,764

Shares issued or vested
 under various stock-based
 compensation arrangements            -        -           -           -          72           -        -            -         72

10% Stock Dividend
 (645 shares)                       645        6      10,555     (10,565)          -           -        -            -         (4)

Sale of 2,894 shares of
 common stock                     2,894       29      34,024           -           -           -        -            -     34,053

Common stock warrants issued in
 conjunction with the MIDLA
 Acquisition                        481        4       9,167           -           -           -        -            -      9,171

Common Stock Dividends, $.24
 per share                            -        -           -      (1,198)          -           -        -            -     (1,198)
                                 ------     ----   ---------   ---------        -----        ---    ------    ---- ---   --------
BALANCE, DECEMBER 31, 1997        7,150     $ 71    $ 80,681    $(19,283)       $(18)        $ -        -      $     -   $ 61,451

Net Income                            -        -           -       9,113           -           -        -            -      9,113

Shares issued or vested under
 various stock-based
 compensation arrangements            -        -           -           -          14           -        -            -         14

Warrants Exercised                    -        -         274           -           -           -        -            -        274

Treasury Stock Purchased
 (181 shares)                         -        -           -           -           -           -     (181)      (2,791)    (2,791)

Common Stock Dividends,
 $.25 per share                       -        -           -      (1,777)          -           -        -            -     (1,777)
                                 ------     ----   ---------   ---------        -----         ---   ------     -------   ---------
BALANCE, DECEMBER 31, 1998        7,150     $ 71    $ 80,955    $(11,947)       $ (4)         $ -    (181)     $(2,791)  $ 66,284
Net Income                            -        -           -      11,439           -            -       -            -     11,439

Shares issued or vested under
 various stock-based
 compensation arrangements            -        -           -           -           4            -       -            -          4

Stock options exercised               -        -          42           -           -            -       -            -         42

Sale of 3,572 shares of
 common stock                     3,572       36      54,547           -           -            -       -            -     54,583

Sale of 2,000 shares of
 common stock                     2,000       20      30,225           -           -            -       -            -     30,245

Treasury Stock Purchased
 (144 shares)                         -        -           -           -           -            -    (144)      (2,406)    (2,406)

Treasury Stock issued in
 connection with the DPI
 Acquisition (164 shares)             -        -         195           -           -            -     164        2,627      2,822

Foreign currency translation
 adjustment                           -        -           -           -           -           71       -            -         71

Common Stock Dividends,
 $.27 per share                       -        -           -      (2,407)          -            -       -            -     (2,407)
                                 ------     ----    --------    ---------       -----         ---   ------     -------   ---------
BALANCE, DECEMBER 31, 1999       12,722     $127    $165,964    $ (2,915)       $  -          $71    (161)     $(2,570)  $160,677
                                 ======     ====    ========    ========        =====         ===   =====      =======   =========

  The accompanying notes are an integral part of these consolidated financial statements.

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      For the Year Ended December 31,
                                                                                  ---------------------------------------
                                                                                    1999           1998           1997
                                                                                  ----------     ----------      --------
Cash Flows from Operating Activities:
 Net income                                                                       $  11,439       $  9,113       $  5,764
 Adjustments to arrive at net cash provided by operating activities -
   Depreciation, depletion and amortization                                           7,545          3,197          1,592
   Deferred income taxes                                                                336          1,195              -
   Recognition of deferred income                                                       (76)           (83)           (83)
   Minority interest in consolidated subsidiaries                                        43             58            222
   Extraordinary charge, net of tax                                                     582              -              -
   Other                                                                                (96)             -             69
   Changes in working capital accounts:
     Increase in accounts receivable                                                (11,396)        (4,498)       (12,022)
     Increase in other current assets                                                   186           (138)          (933)
     Increase in accounts payable and accrued liabilities                             8,136          8,325          9,247
                                                                                  ----------     ----------      --------
      Net cash provided by operating activities                                      16,699         17,169          3,856
                                                                                  ----------     ----------      --------
Cash Flows from Investing Activities:
 Acquisitions, net of cash acquired                                                (238,104)       (52,076)       (60,778)
 Capital expenditures                                                               (16,562)        (7,816)        (1,410)
 Net receipts from (advances to) equity investee                                        368           (724)             -
 Other                                                                                    -           (695)          (309)
                                                                                  ----------     ----------      --------
      Net cash used by investing activities                                        (254,298)       (61,311)       (62,497)
                                                                                  ----------     ----------      --------
Cash Flows from Financing Activities:
 Bank debt borrowings                                                               194,658         89,159         65,321
 Bank debt repayments                                                               (33,599)       (39,969)       (39,891)
 Net proceeds from equity offerings                                                  84,870              -         34,053
 Financing costs                                                                     (1,372)          (588)          (504)
 Treasury stock purchases                                                            (2,406)        (2,791)             -
 Dividends on common stock                                                           (2,407)        (1,777)        (1,198)
                                                                                  ----------     ----------      --------
      Net cash provided by financing activities                                     239,744         44,034         57,781
                                                                                  ----------     ----------      --------
Net Increase (Decrease) in Cash and Cash Equivalents                                  2,145           (108)          (860)
                                                                                 -----------     ----------      -------
Cash and Cash Equivalents, beginning of year                                            200            308          1,168
                                                                                 -----------     ----------      --------
Cash and Cash Equivalents, end of year                                            $   2,345       $    200       $    308
                                                                                 ===========     ==========      ========
Supplemental Disclosures:
   Cash Paid for Interest                                                         $   7,357       $  2,135       $    706
                                                                                 ===========     ==========      ========
   Cash Paid for Income Taxes                                                     $     460       $    311       $    241
                                                                                 ===========     ==========      ========



  The accompanying notes are an integral part of these consolidated financial statements.

                       MIDCOAST ENERGY RESOURCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS:

     The Company was formed on May 11, 1992, as a Nevada corporation and in September 1992, through a merger accounted for as a pooling of interest, became the successor to Nugget Oil Corporation. The Company was reincorporated as a Texas corporation in 1999.

     The Company is primarily engaged in the transportation, gathering, processing and marketing of natural gas and other petroleum products. As of December 31, 1999, the Company owned and operated three interstate transmission pipeline systems, one intrastate transmission system, 35 end-user systems and 42 gathering systems representing approximately 4,000 miles of pipeline with an aggregate daily throughput capacity of over 3.0 Bcf of natural gas per day. Operations also included natural gas processing and treating facilities and over 80 natural gas liquid and crude oil tanks and rail cars. The Company's principal business consisted of providing transportation services to both end-users and natural gas producers, providing natural gas marketing services to these customers and processing natural gas. In connection with these services, the Company acquires and constructs pipelines to meet customer needs. The Company's principal assets are located in the Gulf Coast and Mid-Continent areas.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation and Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries of the Company after the elimination of all significant intercompany accounts and transactions. The equity method of accounting is used for investments in affiliates where the Company owns fifty percent or less and is not deemed to have significant control. The financial statements for previous periods include certain reclassifications that were made to conform to the current year presentation. Such reclassifications have no impact on reported net income or shareholders' equity.

Use of Estimates

     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets
and liabilities that exist at the date of the financial statements.   Actual
results could differ from those estimates.

Cash and Cash Equivalents

     The Company considers short-term, highly liquid investments that have an original maturity of three months or less at the time of purchase to be cash equivalents.

Gas Imbalances

     In the course of providing services to customers, natural gas pipelines may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. These transactions result in natural gas imbalance receivables and payables that are settled through cash-out procedures specified in each tariff or recovered or repaid through the receipt or delivery of gas in the future. Such imbalances are recorded as current assets or current liabilities on the balance sheet using the posted index prices of the applicable FERC-approved tariffs, which approximate market rates. Natural gas imbalances were not material as of December 31, 1999 and 1998.

Inventories

      Inventories consist primarily of materials and supplies, natural gas and liquid petroleum products. Inventories of materials and supplies utilized for ongoing replacements and expansions are carried at average cost and are reviewed regularly and adjusted to their net realizable value. The natural gas and liquid petroleum products are carried at fair value, which approximates average cost. Inventories are included in "Other Current Assets" on the consolidated balance sheets.

Regulated Pipelines

     MIT, MLGC and KPC are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

                       MIDCOAST ENERGY RESOURCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory assets represent probable future revenue to MIT, MLGC and KPC associated with certain costs which will be recovered from customers through the regulatory, or the rate making process. Regulatory assets are included in "Other Assets" on the consolidated balances sheets.

     The FERC regulates the interstate transportation and certain sales of natural gas, including among other things, rates and charges allowed natural gas companies, extensions and abandonment of facilities and service, rates of depreciation and amortization and certain accounting methods utilized by MIT, MLGC and KPC.

Property, Plant and Equipment

     Interstate and intrastate natural gas transmission, distribution and processing facilities and other equipment are stated at cost and depreciated by the straight-line method at rates based on the following estimated useful lives of the assets:

     Interstate natural gas transmission facilities                      15 - 66   Years
     Intrastate natural gas transmission facilities                      15 - 60   Years
     Pipeline right-of-ways                                                   17   Years
     Natural gas processing facilities                                        30   Years
     Other property and equipment                                         3 - 10   Years

     For regulated interstate natural gas transmission facilities, the cost of additions to property, plant and equipment includes direct labor and material, allocable overheads and an allowance for the estimated cost of funds used during construction ("AFUDC"). Such provisions for AFUDC are not reflected separately in the accompanying consolidated statements of operations due to the amounts not being material. Maintenance and repairs, including the cost of renewals of minor items of property, are charged principally to expense as incurred. Major additions, replacements and improvements of property (exclusive of minor items or property) are charged to the appropriate property accounts. Upon retirement of a pipeline plant asset, its cost is charged to accumulated depreciation together with the cost of removal, less salvage value.

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

Impairment of Long-Lived Assets

      In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recognizes impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. During the first quarter of 1999, the Company wrote down, by approximately $145,000, a certain pipeline system to salvage value. The amount is included in "Depreciation, depletion and amortization" in the Consolidated Statement of Operations.

Goodwill

      Goodwill, representing the excess cost of purchased subsidiaries over the fair value of net assets acquired, is amortized using the straight-line method over 20 years.

Treasury Stock

     Treasury stock is accounted for using the cost method and is shown as a reduction to shareholders' equity in the consolidated balance sheets. Treasury stock sold or issued is valued on a weighted average basis.

Employee Stock Based Compensation

      In 1997, the Company adopted FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the Company is permitted to either record expenses for stock options and other stock-based employee compensation plans

                       MIDCOAST ENERGY RESOURCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on their fair value at the date of grant or to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25") and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. The Company elected to continue following APB 25; therefore, no compensation expense has been recognized because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

Revenue Recognition

     Customers are invoiced and the related revenue is recorded as natural gas and other petroleum products are delivered. Oil and natural gas revenue from the Company's interests in producing wells is recognized as oil and natural gas is produced from those wells. Revenue from renovated and manufactured equipment sales is recognized at the time of sale.

Income Taxes

     Income taxes are based on income reported for tax return purposes along with a provision for deferred income taxes. Deferred income taxes are provided to reflect the tax consequences in future years of differences between the financial statement and tax bases of assets and liabilities at each year-end. Tax credits are accounted for under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax asset will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

Hedging Activities

     It is the Company's policy to maintain as nearly as practicable a fully hedged position on its net natural gas purchase and sales commitments using back-to-back physical transactions. When a back-to-back physical transaction cannot be completed, the Company will periodically enter into financial instruments to reduce its exposure to commodity price risk. The Company uses futures and options with maturities of eighteen months or less to hedge against the volatility of the price of natural gas purchases and sales. The financial derivatives have pricing terms indexed to the NYMEX futures contract. Gains or losses on hedging activities are deferred until the physical transaction occurs. Gains or losses relating to financial derivatives terminated prior to maturity are recognized currently in income. See "Note 11. Financial Instruments and Price Risk Management Activities" for information on unrealized losses, notional amounts and notional contracts at December 31, 1999.

Recent Accounting Pronouncement

         The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other shareholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The standard was amended by SFAS No. 137 in June 1999.
The amendment defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of this pronouncement.

3.   ACQUISITIONS

The MIT Acquisition

     In May 1997, the Company acquired the pipeline and energy services operations from Atrion Corporation for cash consideration of $38.2 million and up to $2 million in contingent deferred payments. The MIT operations include (i) a 295-mile interstate transmission pipeline located in northern Alabama, Mississippi and southern Tennessee which transports natural gas to industrial and municipal customers, (ii) a 38-mile and a one mile pipeline in northern Alabama which primarily serve two large industrial customers and (iii) a natural gas marketing company which was subsequently merged into MMI. The acquisition was funded through the Company's existing credit facility.

The MIDLA Acquisition

                      MIDCOAST ENERGY RESOURCES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In October 1997, the Company completed its merger with Republic, which owned MLGC, MLGT, and Mid Louisiana Marketing Company that was subsequently merged into MMI. Consideration for the acquisition included $3.2 million in cash, the assumption of approximately $19.1 million in bank indebtedness, the issuance of 481,247 shares of the Company's common stock and the issuance of warrants to acquire 171,880 shares of common stock. The assets acquired included
(i) a 405-mile interstate natural gas pipeline which runs from the Monroe gas field in northern Louisiana, southward through Mississippi to Baton Rouge, Louisiana, (ii) three end-user natural gas pipelines with a collective length of 40 miles and (iii) two offshore lateral natural gas gathering pipelines with a collective length of 8.6 miles. These pipelines serve a number of large industrial and municipal customers. The acquisition was funded through the Company's existing Credit Facility.

The Anadarko Acquisition

     In September 1998, MGSI purchased the Anadarko gas gathering system from El Paso Field Services Company, a business unit of El Paso Energy Corporation. The pipeline system was purchased for cash consideration of $35 million. The acquisition was financed through the Company's existing credit facility.

     Under the agreement, MGSI acquired ownership and operation of the Anadarko gas gathering system located in Beckham and Roger Mills counties, Oklahoma and Hemphill, Roberts and Wheeler counties, Texas. The system was comprised of over 696 miles of pipeline with an average throughput of 157 MMcf/day and a total capacity of 345 MMcf/day. The system gathers natural gas from approximately 250 wells and includes a 40 MMcf/day natural gas processing facility, 11 compressor stations and interconnections with eight major interstate and intrastate pipeline systems.

     The Company expanded the Anadarko system in December 1998 with the acquisition of the Mendota system from Seagull Energy Corporation for $3.75 million. The Mendota system, which was interconnected with the Anadarko System, includes two processing facilities and 35 miles of gathering pipeline.

The Calmar Acquisition

     In March 1999, the Company purchased the Calmar system in Alberta, Canada from Probe. The total value of the transaction was approximately $13.2 million (U.S.). The assets purchased include a 30 MMcf per day amine sweetening plant, 30 miles of gas gathering pipeline and approximately 4,000 horsepower of compression located near Edmonton, Alberta. The Calmar system currently gathers and treats sour natural gas from wells operated by Probe and Courage Energy Inc. In conjunction with the purchase, Probe entered into a natural gas gathering and treating agreement with the Company, including the long-term commitment of Probe's reserves in the Leduc Field, a right of first refusal agreement on new or existing midstream assets within a defined 390-square mile area of interest, and an assignment to the Company of an existing third party gathering and treating agreement. The acquisition was funded through the Company's existing credit facility.

The Flare and DPI Acquisitions

     In March 1999, the Company purchased two related companies, Flare and DPI. The total value of the transaction was approximately $11.1 million and could include future consideration should certain contingencies be met. The Flare and DPI shareholders received cash consideration of approximately $3.2 million, the Company assumed $5.5 million in debt and the DPI shareholders received 163,719 shares of the Company's common stock. Flare is a natural gas processing and treating company whose principal assets include 27 mobile natural gas processing and treating plants from which it earns revenues based on treating and processing fees and/or a percentage of the NGL's produced. DPI is an NGL, crude oil and CO2 transportation and marketing company. DPI operates 43 NGL and crude oil trucks and trailers, a fleet of 40 pressurized railcars and in excess of 400,000 gallons of NGL storage facilities and product treating and handling equipment. The acquisition was funded through the Company's existing Credit Facility.

The Tinsley Acquisition

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

The Kansas Pipeline Company Acquisition

     In November 1999, the Company acquired KPC and other related entities for approximately $195.2 million. KPC owns and operates a 1,120 mile regulated interstate natural gas pipeline system. The system extends into two major segments from northwestern and

                        MIDCOAST ENERGY RESOURCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

northeastern Oklahoma through Wichita and into the Kansas City metropolitan area. The system's two principal customers are divisions of ONEOK, Inc. and Southern Union Company, which are the local distribution companies for Wichita and Kansas City. KPC derives 97% of its gross margin from a series of long-term transportation contracts with these two principal customers. KPC is capable of delivering approximately 140 MMcf per day and 21 MMcf per day of natural gas into the Kansas City and Wichita marketplaces, respectively. KPC is one of only three pipeline systems currently capable of delivering gas into the Kansas City metropolitan market. The acquisition was funded through the Company's existing credit facility.

     In conjunction with the acquisition of KPC, the Company opted to terminate a revenue sharing agreement with Management Resources Group, LLC by agreeing to pay approximately $10.8 million on or before January 31, 2000. The full amount was accrued as of December 31, 1999.

The Gloria Acquisition

     In December 1999, the Company acquired the Gloria system from Koch Industries for a total price of approximately $6.1 million. The Gloria system is comprised of approximately 133 miles of pipeline with a 1,650 horsepower compressor station, and includes 51 miles of gathering pipeline and 82 miles of transmission pipeline. The system gathers gas from seven producing fields and also directly supplies natural gas to an industrial customer and an LDC in the area. The pipeline was part of Koch's interstate system and FERC approval for the system's abandonment from interstate service was received in October of 1999, which, following the expiration of the required notice period, enabled us to proceed to close the Gloria system acquisition. The acquisition was funded by a common stock offering in December 1999.

Pro Forma Information

     The following summarized unaudited Pro Forma Consolidated Income Statement information for the twelve months ended December 31, 1999 and 1998 assumes the Company's acquisition of DPI/Flare, Calmar, SeaCrest, SIGCO, KPC and Gloria had occurred as of January 1, 1998. The unaudited Pro Forma financial results have been prepared for comparative purposes only and may not be indicative of results that would have occurred if the Company had acquired these assets on January 1, 1998 or results which will be attained in the future. Amounts presented below are in thousands, except for per share amounts:

                                                                                       Pro Forma
                                                                                  Twelve Months Ended
                                                                                       December 31,
                                                                                ---------------------
                Income Statement                                                  1999       1998
                ----------------                                               ----------  ---------
                                                                                    (Unaudited)
Revenues                                                                        $471,794    $425,841
Operating Income                                                                  32,779      39,129
Net Income before Extraordinary charge                                            12,865      17,357
Net Income                                                                        12,283      17,357
Net Income per share before extraordinary charge, diluted                       $   1.37    $   2.38
Net Income per share, diluted                                                   $   1.31    $   2.38

     The Company utilized the purchase method of accounting to record all of its acquisitions. At the acquisition date, the respective assets and liabilities acquired were recorded at their estimated fair values. Any excess of the purchase price over fair value was allocated to goodwill. With the exception of the DPI/Flare acquisition, no goodwill arose from these transactions.

     In connection with its current year acquisition activity, the Company acquired certain assets and liabilities to include approximately $229.8 million in property, plant and equipment, $35.4 million in other noncash assets and $24.3 million in assumed liabilities. Furthermore, the Company issued approximately $2.8 million of treasury stock as consideration.

4.    PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consisted of the following (in thousands):

                                                                           December 31,
                                                                      ----------------------
                                                                        1999         1998
                                                                      --------     ---------
Property, Plant, and Equipment:
   Transmission...............................................        $291,422      $ 75,537
   End-user...................................................          24,206        18,862
   Gathering and processing...................................          77,109        53,401
   Corporate & other..........................................           1,948         4,255
   Construction in progress...................................          12,200         8,500
                                                                      --------      --------
                                                                       406,885       160,555
Less accumulated depreciation.................................          13,916         6,308
                                                                      --------      --------
Total property, plant, and equipment, net.....................        $392,969      $154,247
                                                                      ========      ========

     Included in construction in progress is an allocation of interest incurred during the period related to the Baton Rouge expansion. Interest capitalized for the years ended December 31, 1999 and 1998 totaled $0.2 million and $0.1 million, respectively. No interest was capitalized in 1997.

                       MIDCOAST ENERGY RESOURCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   OTHER ASSETS

      Other assets are summarized as follows (in thousands):

                                                                                        December 31,
                                                                                 ----------------------
                                                                                   1999          1998
                                                                                 -------        -------

Regulatory assets, net of accumulated amortization of $6,670 and $585            $16,455         $  307
Goodwill, net of accumulated amortization of $109                                  4,031              -
Deferred financing costs, net of accumulated amortization of $46 and $156          1,326          1,049
Other                                                                              1,152          1,156
                                                                                 -------         ------
                                                                                 $22,964         $2,512
                                                                                 =======         ======

6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

      Accounts payable and accrued liabilities are summarized as follows (in thousands):

                                                      December 31,
                                                 ----------------------
                                                   1999          1998
                                                 --------      --------
Trade accounts payable                            $28,068       $28,321
Accrued gas purchases payable                      15,835             -
Accrued termination fee                            10,750             -
Accrued interest                                      809         3,963
Accrued other                                       8,439           256
                                                  -------       -------
                                                  $63,901       $32,540
                                                  =======       =======

7.   LONG-TERM DEBT:

      At December 31, 1999 and 1998, the Company had outstanding long-term debt as follows (in thousands):

                                                                                  December 31,
                                                                            -----------------------
                                                                              1999            1998
                                                                            --------        -------
(a)           Note payable by Pan Grande to a bank under a term loan        $     71        $   258
              bearing interest at the prime rate plus 1% (9.5% and
              8.75% at December 31, 1999 and 1998, respectively),
              principal and accrued interest are payable in 59
              installments of $16,754 with a final payment of the
              remaining unpaid principal and interest due in May 2000.

(b)           Revolving credit line with a bank under a $100 million               -         78,000
              promissory note bearing interest at 7.5% at December
              31, 1998 (see following discussion).

              Revolving credit line with a bank for working capital                -            754
              needs under a $100 million promissory note bearing
              interest at 7.5% at December 31, 1998

(c)           Revolving credit line with a bank under a $265 million         240,000              -
              promissory note bearing interest at 8.17% at December
              31, 1999 (see following discussion).
                                                                            --------        -------
              Total debt                                                     240,071         79,012
              Less current portion                                               (71)          (930)
                                                                            --------        -------
              Total long-term debt                                          $240,000        $78,082
                                                                            ========        =======

                       MIDCOAST ENERGY RESOURCES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (a) In March 1996, Pan Grande, a joint venture owned 70% by the Company, obtained $800,000 from a bank to partially finance the acquisition of six pipelines. The loan is secured by the pipelines and related contracts. Furthermore, members of Pan Grande have guaranteed the loan in an amount equal to their respective ownership interest.

     (b) In August 1998, the Company amended and restated its bank financing agreement (the "Credit Agreement") with Bank One. The Credit Agreement increased the Company's borrowing availability, modified the Letter of Credit facility, extended the maturity two years to August 2002, modified financial covenants, established waiver and amendment approvals and changed the fee structure to include a decrease on the interest rate on borrowings.

     The Credit Agreement increased the Company's borrowing availability from $80 million to $150 million (with an initial committed amount of $100 million).

     Under the Credit Agreement, the credit facility was provided by Bank One, CIBC Oppenheimer, Texas N.A. and Bank of America, collectively the "Lenders." The Company was subject to an initial facility fee of $495,000 which represented all fees due on borrowings up to $100 million. As funds in excess of $100 million are borrowed, a .15% fee will be imposed. The Company's commitment fee remained at .375%. Additionally, the Company was subject to an annual administrative agency fee of $35,000.

     In March 1999, the Company further amended the credit agreement to increase the committed amount of borrowing availability from $100 million to $125 million.

     (c) In November 1999 and again in March 2000, the Company amended and restated the Credit Agreement. The amendment to the Credit Agreement added additional banks to the syndicate, increased our borrowing availability, modified our letter of credit facility, extended the maturity five years to November 2004, modified financial covenants, established waiver and amendment approvals and changed the method to determine the interest rate to be charged. The unamortized portion of previously capitalized financing costs were written off and recorded as an extraordinary loss totaling $582,000, net of taxes of $300,000, in the fourth quarter of 1999.

     The amendment to the Credit Agreement increased the Company's borrowing availability from $125 million to $335 million, with a provision to increase up to $400 million. The amended Credit Agreement provides borrowing availability as follows: (i) up to a $25 million sublimit for the issuance of standby and commercial letters of credit and (ii) the difference between the $335 million and the used sublimit available as a revolving credit facility. At the option of the Company, borrowings under the amended Credit Agreement accrue interest at LIBOR plus an applicable margin or the higher of the Bank of America prime rate or the Federal Funds rate plus an applicable margin.

     The applicable margin percentage to be added to the interest rate is based on the Company's debt to total capitalization ratio at the end of each fiscal quarter. The Company is charged a margin between 1.0% and 2.0% as the Company's total debt to total capitalization ratio ranges from under 40% and over 65%, respectively. The Company's borrowings are currently being charged at the margin of 1.75%. In addition, the Company was subject to an arrangement fee, agency fee, underwriting fee, unused fee and commitment fee totaling $1.2 million. Additionally, the Company is subject to an annual administrative agency fee of $35,000.

     The credit agreement is collateralized by all accounts receivable, contracts, and the pledge of all of our subsidiaries' stock and a first lien security interest in our pipeline systems. It also contains a number of customary covenants that require the Company to maintain certain financial ratios and limit our ability to incur additional indebtedness, transfer or sell assets, create liens, or enter into a merger or consolidation.

     The Company will be required to comply with more stringent debt to capitalization and EBITDA to interest ratios by June 30, 2000. At March 29, 2000, the Company had approximately $94 million of available capacity under its credit agreement.

     In an effort to mitigate interest rate fluctuations exposure, the Company has entered into interest rate swaps, under two separate swap agreements, with a combined notional amount of $65 million (See Note 11 - Financial Instruments and Price Risk Management Activities).

                       MIDCOAST ENERGY RESOURCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate maturities of long-term debt at December 31, 1999 are as follows (in thousands):

2000....................................................    $     71
2001....................................................           -
2002....................................................           -
2003....................................................           -
2004....................................................     240,000
                                                            --------
Total...................................................    $240,071
                                                            ========

8.  CAPITAL STOCK:

Common and Preferred Stock

     In July 1997, approximately 3.2 million shares of the Company's common stock were issued in a public offering registered under the Securities Act of 1933, as amended, at an offering price of $11.64. Proceeds of $34.6 million, net of issuance costs, were used to repay borrowings on indebtedness incurred on the MIT Acquisition.

     In May 1998, the Board and the Company's shareholders approved a resolution to amend the Articles of Incorporation to increase the number of authorized shares of common stock, par value $.01 per share from 10 million to 25 million shares and to authorize 5 million shares of preferred stock.

     In connection with the five-for-four stock split discussed below, the Company increased the authorized shares of common stock to 31.25 million shares.

     In May 1999, the Company sold 3.57 million shares of its common stock at an offering price of $16.31 per share. Proceeds of $54.5 million, net of issuance costs, were used to pay down existing long-term debt.

      In December 1999, the Company sold 2 million shares of its common stock at an offering price of $16.06 per share. Proceeds of $30.2 million, net of issuance costs, were used to repay existing long-term debt, complete the Gloria system acquisition and provide working capital for general corporate purposes.

     The Company has five million shares of preferred stock authorized, none of which are outstanding as of December 31, 1999. The preferred stock may be issued in multiple series with various terms, as authorized by the Board. The Company has 12,721,980 shares of common stock issued and 12,560,824 shares of common stock outstanding as of December 31, 1999.

Treasury Stock

      From time to time, the Board has authorized the repurchase of the Company's outstanding shares of common stock to be used for specific corporate purposes. During 1999 and 1998, the Company repurchased 143,750 and 181,125 common shares, respectively, at a weighted-average price of $17.71 and $15.41 per share. As of December 31, 1999, and 1998, the Company held 161,156 and 181,125 shares of treasury stock, respectively. In March and June 1999, the Company issued 140,574 and 23,145 shares of treasury stock, respectively, in connection with the DPI/Flare acquisition.

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

                       MIDCOAST ENERGY RESOURCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

     In connection with the Company's August 1996 common stock offering, the Company issued warrants in February 1996 to purchase 47,231 shares of the Company's common stock at $5.71 per share. All of these warrants were exercised in 1998.

     Also in connection with the Company's August 1996 common stock offering, the underwriters received warrants to acquire 137,500 shares at 142% of the initial offering price per share. The securities underlying these warrants are subject to piggyback registration rights and expire August 13, 2001. As of December 31, 1999, none of these warrants had been exercised.

     In connection with the MIDLA Acquisition, the Company issued warrants to acquire 171,880 shares of Common Stock at $15.82 per share. The securities underlying these warrants are subject to demand and piggyback registration rights and expire in October 2000. As of December 31, 1999, none of these warrants had been exercised.

9.  EMPLOYEE BENEFITS:

     In December 1996, the Company established a defined contribution 401(k) Profit Sharing Plan for its employees. The plan provides participants a mechanism for making contributions for retirement savings. Each participant may contribute certain amounts of eligible compensation. The Company made a matching contribution to the plan, which was recognized as compensation expense in the year incurred, of approximately $305,000, $83,000 and $81,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     In October 1998, the Board approved an Employee Stock Purchase Plan ("ESPP"), which was subsequently approved by the Company's shareholders in May 1999. The purpose of the ESPP, as amended, is to permit Company employees to purchase the Company's common stock on a monthly basis at a 15% discount from the market price in order to attract and retain dedicated and reliable employees. The maximum number of shares of the Company's common stock which shall be reserved for sale under the ESPP, not including treasury shares or shares purchased in the open market, shall be 100,000 shares. Through December 31, 1999, all shares purchased under the plan have been acquired on the open market. The Company recognized $22,000 and $3,000 of compensation expense during the years ended December 31, 1999 and 1998 related to the ESPP.

10.  STOCK OPTION PLANS:

     The Company has two stock option plans: the 1996 Incentive Stock Plan (the "Incentive Plan") and the 1997 Non-Employee Director Stock Option Plan (the "Director's Plan").

     In May 1996, the Board adopted the Incentive Plan, which was subsequently approved by the Company's shareholders in May 1997. All employees, including officers (whether or not directors) and consultants of the Company and its subsidiaries are currently eligible to participate in the Incentive Plan. Persons who are not in an employment or consulting relationship with the Company or any of its subsidiaries, including non-employee directors, are not eligible to participate in the Incentive Plan. Under the Incentive Plan, 531,250 shares of the Company's common stock are reserved for issuance. In February 2000, the Compensation Committee approved an amendment to the Incentive Plan which increased the shares reserved for issuance from 531,250 to 1,000,000, subject to shareholder approval at the Company's 2000 annual shareholders meeting.

     The Incentive Plan provides for the grant of (i) incentive stock options,
(ii) shares of restricted stock, (iii) performance awards payable in cash or common stock, (iv) shares of phantom stock, and (v) stock bonuses. In addition, the Incentive Plan provides for the grant of cash bonuses payable when a participant is required to recognize income for federal income tax purposes in connection with the vesting of shares of restricted stock or the issuance of shares of common stock upon the grant of a performance award or a stock bonus, provided that such cash bonus may not exceed the fair market value (as defined) of the shares of Common Stock received on the grant or exercise, as the case may be, of an Incentive Award.

     With respect to incentive stock options, no option may be granted more than ten years after the effective date of the stock option plan or exercised more than ten years after the date of the grant (five years if the optionee owns more than 10% of the common stock of the Company at the date of the grant). Additionally, with regard to incentive stock options, the exercise price of the options may not be less than the fair market value of the common stock at the date of the grant (110% if the optionee owns more than 10% of the common stock of the Company). Subject to certain limited exceptions, options may not be exercised unless, at the time of the exercise, the optionee is in the service of the Company. In general, options granted under the incentive plan vest at a rate of one-fifth each year.

                        MIDCOAST ENERGY RESOURCES, INC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Transactions with regard to incentive stock options issued pursuant to the Incentive Plan are as follows:

                                                                        Stock Options
                                      -----------------------------------------------------------------------------
                                                1999                       1998                       1997
                                      -----------------------------------------------------------------------------
                                       Number of     Weighted     Number of      Weighted    Number of     Weighted
                                        Shares       Average        Shares       Average      Shares       Average
                                      Underlying     Exercise     Underlying     Exercise   Underlying     Exercise
                                        Options       Price        Options        Price       Options       Price
                                      ----------   ----------    -----------    ---------   ----------    ---------
Outstanding at beginning of the
year..............................     441,814       $11.32       295,627        $ 8.65           -         $   -
 Granted..........................      64,375        16.68       148,125         16.66     295,627          8.65
 Exercised........................      (2,500)       16.80          (688)         7.64           -             -
 Forfeited/Repurchased............     (39,000)       17.14        (1,250)        16.80           -             -
                                       -------       ------       -------        ------     -------         -----
Outstanding at end of year........     464,689       $11.55       441,814        $11.32     295,627         $8.65
                                       =======       ======       =======        ======     =======         =====
Exercisable at end of
  year............................     152,289       $ 9.92        86,351        $ 9.24           -         $8.65
                                       =======       ======       =======        ======     =======         =====

     The following table summarizes information about incentive stock options outstanding as of December 31, 1999:

                                             Options Outstanding                    Options Exercisable
                     ----------------------------------------------------    ---------------------------------
                                     Weighted Average
                       Number       Remaining Years of   Weighted Average       Number        Weighted Average
Exercise Prices      Outstanding     Contractual Life     Exercise Price      Exercisable      Exercise Price
------------------   -----------    ------------------   ----------------    -------------    -----------------
$     7.64           140,939               7.10             $ 7.64                56,376            $ 7.64
      8.40            78,375               2.10               8.40                31,350              8.40
     10.50            72,875               7.42              10.50                41,938             10.50
     15.40            14,375               8.74              15.40                 2,875             15.40
     16.56            59,375               9.60              16.56                     -             16.56
     16.60             3,125               8.92              16.60                   625             16.60
     16.80            95,625               8.29              16.80                19,125             16.80
                     -------              -----             ------               -------           -------
                     464,689               6.93             $11.55               152,289            $ 9.92
                     -------              -----             ------               -------           -------

     In April 1997, the Board adopted the Director's Plan, which was subsequently approved by the Company's shareholders in May 1997. The Director's Plan is for the benefit of Directors of the Company, who at the time of their service, are not employees of the Company or any of its subsidiaries. Under the Director's Plan, 150,000 shares of the Company's common stock are reserved for issuance.

     The Director's Plan provides for the granting of non-qualified stock options ("NQO"), the provisions of which do not qualify as "incentive stock options" under the Internal Revenue Code. Options granted under the Director's Plan must have an exercise price at least equal to the fair market value of the Company's common stock on the date of the grant. Pursuant to the Director's Plan, options to purchase 15,000 shares of common stock are granted to each non-employee director upon their election to the Board. In addition, all non-employee Directors are eligible to receive a NQO to purchase 5,000 shares of common stock at the time of the Directors re-election to the Board, subject to share availability. Options granted under the Director's Plan are fully vested upon issue and expire ten years after the date of the grant. As of December 31, 1999, 50,000 non-qualified stock options have been issued at option prices ranging from $11.00 to $18.40 per share and all of these options were exercisable as of that date at a weighted average price of $14.34 per share.


     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


ASSUMPTION:                                                            1999              1998             1997
-----------                                                          ---------         --------        ---------
Expected Term in Years........................................          6.35              6.60             6.57
Expected Volatility...........................................         33.04%            36.29%           36.29%
Expected Dividends............................................           0.4%              0.4%             0.4%
Risk-Free Interest Rate.......................................          5.95%             5.59%            6.38%

                        MIDCOAST ENERGY RESOURCES, INC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Black-Scholes weighted average fair value of all options granted under both plans during 1999, 1998 and 1997 was $7.10, $7.54 and $4.09, respectively.

     The Company applies APB Opinion No, 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans.
Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation expense for the Company's stock-based compensation plans been determined applying the provisions of SFAS No. 123, The Company's net income and net income per common share for 1999, 1998 and 1997 would approximate the pro forma amounts below (in thousands, except per share data):

                                              December 31, 1999            December 31, 1998               December 31, 1997
                                        -----------------------------   -------------------------    --------------------------
                                          As Reported     Pro Forma     As Reported    Pro Forma      As Reported      Pro Forma
                                        -----------------------------   -------------------------    --------------------------
Net income............................      $11,439        $11,121        $9,113         $8,317           $5,764         $5,686
Basic earnings per share..............      $  1.25        $  1.21        $ 1.29         $ 1.18           $ 1.13         $ 1.11
Diluted earnings per share............      $  1.22        $  1.18        $ 1.25         $ 1.14           $ 1.10         $ 1.08

11.  FINANCIAL INSTRUMENTS AND PRICE RISK MANAGEMENT ACTIVITIES:

FAIR VALUE OF FINANCIAL INSTRUMENTS

      As of December 31, 1999 and 1998, the carrying amounts of certain financial instruments held by the Company, including cash, cash equivalents, trade receivables and payables and short-term borrowings are representative of fair value because of the short-term maturity of these instruments. The fair value of long-term debt with variable interest rates approximates the carrying value because of the variable nature of the debt's interest rate. The fair value of all derivative financial instruments is the estimated amount at which management believes the instruments could be liquidated over a reasonable period of time, based on quoted market prices, current market conditions or other estimates obtained from third-party brokers or dealers.

PRICE RISK MANAGEMENT ACTIVITIES

     The Company utilizes derivative financial instruments to manage market risks associated with certain energy commodities and interest rates. According to guidelines provided by the Board, the Company enters into exchange-traded commodity futures, options and swap contracts to reduce the exposure to market fluctuations in price and transportation costs of energy commodities and fluctuations in interest rates. The Company does not engage in speculative trading. Approvals are required from senior management prior to the execution of any derivative transactions.

  Commodity Price Risk:

     The Company's commodity price risk exposure arises from inventory balances and fixed price purchase and sale commitments. The Company uses exchange-traded commodity futures contracts, options and swap contracts to manage and hedge price risk related to these market exposures. These futures and options contracts have pricing terms indexed to the NYMEX.

     Gas futures involve the buying and selling of natural gas at a fixed price. Over-the-counter swap agreements require the Company to receive or make payments based on the difference between a specified price and the actual price of natural gas. The Company uses futures and swaps to manage margins on offsetting fixed-price purchase or sales commitments for physical quantities of natural gas. Options held provide the right, but not the obligation, to buy or sell energy commodities at a fixed price. The Company utilizes options to manage margins and to limit overall price risk exposure.

                        MIDCOAST ENERGY RESOURCES, INC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The gains, losses and related costs of the financial instruments that qualify as a hedge are not recognized until the underlying physical transaction occurs. At December 31, 1999 and 1998, the Company had unrealized losses from such hedging contracts of $1,139,000 and $896,000, respectively. The market value, notional amount and notional contract quantity of open commodity futures, options and swaps contracts used for hedging purposes were as follows (in thousands):

                                                      As of December 31,
                                                   ----------------------
                                                     1999           1998
                                                   --------       -------
Market Value - Unrealized Loss:
 Swap contracts                                    $(1,027)       $  (695)
 Futures contracts                                    (112)          (178)
 Options contracts                                       -            (23)

Notional Contract Amount:
 Swap contracts                                    $10,635        $11,729
 Futures contracts                                   2,295            683
 Options contracts                                       -             23

Notional Contract Quantity (MMBtu):
 Swap contracts                                      5,045          5,606
 Futures contracts                                     930            270
 Options contracts                                       -            120

 Interest Rate Risk:

     The Company's Credit Facility provides an option for the Company to borrow funds at a variable interest rate of LIBOR plus an applicable margin based on the Company's debt to total capitalization ratio. In an effort to mitigate interest rate fluctuation exposure, the Company entered into interest rate swaps under two separate swap agreements with a combined notional amount of $65 million dollars. The interest rate swap agreements entered into by the Company effectively convert $65 million of floating-rate debt to fixed-rate debt.

     The first interest rate swap agreement was entered into with Bank One in December 1997. The swap agreement effectively established a fixed three-month LIBOR interest rate setting of 6.02% for a two-year period on a notional amount of $25 million. This swap agreement was subsequently transferred to Bank of America in November 1998 and replaced with a new swap agreement. The new swap agreement provides a fixed 5.09% three-month LIBOR interest rate to the Company with a new two year termination date of December 2000 which may, however, be extended through December 2003 at Bank of America's option on the last day of the initial term. The variable three-month LIBOR rate is reset quarterly based on the prevailing market rate and the Company is obligated to reimburse Bank of America when the three-month LIBOR rate is reset below 5.09%. Conversely, Bank of America is obligated to reimburse the Company when the three-month LIBOR rate is reset above 5.09%. At December 31, 1999 and 1998, the fair value of this interest rate swap through the initial termination date was a net asset of approximately $303,000 and a net liability of approximately $20,000, respectively.

     The second interest rate swap agreement was entered into with CIBC in October 1998. The swap agreement effectively established a fixed three-month LIBOR interest rate setting of 4.475% for a three-year period on a notional amount of $40 million. The agreement, however, may be extended an additional two years through November 2003 at CIBC's option on the last day of the initial term. The variable three-month LIBOR rate is reset quarterly based on the prevailing market rate and the Company is obligated to reimburse CIBC when the three-month LIBOR rate is reset below 4.475%. Conversely, CIBC is obligated to reimburse the Company when the three-month LIBOR rate is reset above 4.475%. At December 31, 1999 and 1998, the fair value of this interest rate swap through the initial termination date was a net asset of approximately $1,279,000 and $481,000, respectively.

     The effect of these swap agreements was to lower interest expense by $377,000 and $37,000 in 1999 and 1998, respectively, and increase interest expense by $2,000 in 1997.

12.  CONCENTRATION OF CREDIT RISK:

     The Company derives revenue from commercial companies located in the United States and Canada. Four of the Company's largest customers account for 11% or approximately $6.0 million of the outstanding accounts receivable at December 31, 1999. The Company performs ongoing evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts that it deems doubtful of collection. At December 31, 1999 and 1998, $1,484,000 and $92,000, respectively, was reserved as a provision for doubtful accounts.

                       MIDCOAST ENERGY RESOURCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The change in market value of futures and option contracts requires daily cash settlement in margin accounts with brokers. At December 31, 1999 and 1998, the Company had $893,000 and $181,000, respectively, in margin cash accounts to service these derivative financial instruments. Swap contracts and most other over-the-counter instruments are generally settled at the expiration of the contract term. The Company is exposed to credit risk in the event of nonperformance by a counterparty. For each counterparty, the Company analyzes its financial condition prior to entering into the agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis.

13.  INCOME TAXES:

     The Company has NOL carryforwards of approximately $10.3 million, expiring in various amounts from 2003 through 2018. These loss carryforwards were generated by the companies acquired by Midcoast. The ability of the Company to utilize the carryforwards is dependent upon the Company generating sufficient taxable income and will be affected by annual limitations (currently estimated at $5.2 million) on the use of such carryforwards due to a change in shareholder control under section 382 of the Internal Revenue Code triggered by the Company's July 1997 Common Stock offering and the change of ownership created by the MIDLA acquisition and DPI/Flare acquisition.

     The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 1999 and 1998, are as follows (in thousands):

                                                           December 31,
                                                    -----------------------
                                                      1999           1998
                                                    --------       --------
NOL carryforwards                                   $  3,510       $  5,644
Alternative minimum tax credit                         2,104            420
Valuation allowance                                   (2,464)        (4,554)
Financial net book value of assets
   in excess of tax net book value of assets         (14,184)       (12,318)
                                                    --------       --------
   Net deferred tax liabilities                     $(11,034)      $(10,808)
                                                    ========       ========

     The valuation allowance declined $2.1 million during the year ended December 31, 1999. The decline was the net result of current year utilization of net operating losses to offset taxable income and the removal of $581,000 of valuation allowance related to net operating losses that are more likely than not to be utilized in the future.

     A reconciliation of the provision for income taxes to the statutory United States tax rate is as follows (in thousands):

                                                           For The Year Ended December 31,
                                                         ----------------------------------
                                                           1999         1998          1997
                                                         --------      -------      -------
Federal tax computed at statutory rate                    $ 4,832      $ 3,543      $ 1,960
Utilization of net operating loss carryforwards            (1,989)      (1,145)      (1,810)
Reduction in valuation allowance                             (581)      (1,089)           -
Foreign jurisdiction tax rate difference                     (146)           -            -
Other                                                          53            -            -
                                                          -------      -------      -------
   Actual provision                                       $ 2,169      $ 1,309      $   150
                                                          =======      =======      =======

     United States income taxes have not been provided on the cumulative undistributed earnings, which totaled approximately $589,000 at December 31, 1999, of the Company's Canadian subsidiaries since it is the Company's intention to reinvest such earnings indefinitely.

14.  COMMITMENTS AND CONTINGENCIES:

Employment Contracts

     Certain executive officers of the Company have entered into employment contracts which, through amendments, provide for employment terms of varying lengths, the longest of which expires in December 2002. These agreements may be terminated by mutual consent or at the option of the Company for cause, death or disability. In the event termination is due to death, disability or defined changes

                        MIDCOAST ENERGY RESOURCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the ownership of the Company, the full amount of compensation remaining to be paid during the term of the agreement will be paid to the employee or their estate, after discounting at 12% to reflect the current value of unpaid amounts.

Leases

     The Company incurred net lease expenses of $1.0 million, $0.2 million and $0.1 million during the years ended 1999, 1998 and 1997. As of December 31, 1999, future minimum lease payments due under these leases are approximately $1.1 million, $0.5 million, $0.1 million and $0.1 million for the years ended December 31, 2000, 2001, 2002 and 2003, respectively.

MIT Acquisition Contingency

     As part of the MIT acquisition, the Company has agreed to pay additional contingent annual payments to Atrion, not to exceed $250,000 per year, which will be treated as deferred purchase price adjustments. The amount each year is dependent upon revenues received by the Company from certain gas transportation contracts. The contingency is due over an eight-year period commencing April 1, 1998 and payable at the end of each anniversary date. The Company is obligated to pay the lesser of 50% of the gross revenues received under these contracts or $250,000. As of December 31, 1999, the Company has made one payment of $250,000 and has accrued an additional $187,500 under the contingency.

MIDLA Acquisition Contingency

     As part of the MIDLA acquisition, the Company agreed that if a specific contract with a third party was executed prior to October 2, 1999, which included specific provisions regarding price and throughputs, the Company would be obligated to issue 137,500 warrants to Republic to acquire common stock at an exercise price of $15.82 per share. In addition, concurrent with initial expenditures on the project, the Company would incur a $1.2 million cash obligation to Republic. At December 31, 1999, none of the provisions of this contingency were met and the obligation expired.

DPI Acquisition Contingency

     As part of the DPI acquisition, the Company agreed that in the event that the Company approves long-term DPI or Flare projects and these projects are placed under contract and in service, the Company would be obligated to pay the DPI shareholders an additional consideration of up to $2.5 million. This contingency expires on March 11, 2002.

15. EARNINGS PER SHARE:

     Basic and diluted earnings per share amounts calculated in accordance with SFAS No. 128, "Earnings Per Share," are presented below for the years ended December 31 (in thousands, except per share amounts):

                                  1999                               1998                                   1997
                   -------------------------------------  ---------------------------------  ------------------------------------
                       Net   Average Shares Earnings Per   Net  Average Shares Earnings Per    Net  Average Shares  Earnings Per
                     Income   Outstanding      Share     Income   Outstanding      Share     Income  Outstanding      Share
                   ------------------------------------  ----------------------------------  -------------------------------------
Basic                $11,439     9,176         $1.25     $9,113     7,074         $1.29      $5,764     5,115         $1.13
Effect of dilutive
 securities:
   Stock options           -       159          (.02)         -       151          (.03)          -        86          (.02)
   Warrants                -        66          (.01)         -        73          (.01)          -        50          (.01)
                     -------     -----         -----     ------     -----         -----      ------     -----         ------
Diluted              $11,439     9,401         $1.22     $9,113     7,298         $1.25      $5,764     5,251         $1.10
                     =======     =====         =====     ======     =====         =====      ======     =====         =====

16. SEGMENT DATA:

    The Company conducts its business of transporting, gathering, processing and marketing of natural gas and other petroleum products through three reportable segments. The Company's operations are segregated into reportable segments based on the type of business activity and type of customer served. The Company's transmission pipelines primarily receive and deliver natural gas to and from other pipelines, and secondarily, provide end-user or gathering functions. Transportation fees are received by the Company for transporting gas owned by other parties through the Company's pipeline systems. The Company's end-user pipelines provide natural gas and natural gas transportation services to industrial customers, municipalities or electrical generating facilities through interconnect gas pipelines constructed or acquired by the Company. These pipelines provide a direct supply of natural gas to new industrial facilities or to existing facilities as an alternative to the local distribution company. The Company's gathering systems typically consist of a network of pipelines

                        MIDCOAST ENERGY RESOURCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which collect natural gas or crude oil from points near producing wells, process the natural gas, and transport oil and natural gas to larger pipelines for further transmission. The Company's natural gas processing revenues are realized from the extraction and sale of NGL's as well as the sale of the residual natural gas. All of the Company's segments have significant revenues from gas marketing activities.

     The Company evaluates performance based on profit or loss from operations before income taxes and other income and expense items incidental to core operations. Operating income for each segment includes total revenues less operating expenses (including depreciation) and excludes corporate administrative expenses, interest expense, interest income and income taxes. For the year ended December 31, 1999, no customer represented in excess of 10% of the total revenue of the Company. For the years ended December 31, 1998 and 1997, the Company derived 12% of total revenue from a transmission segment customer. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2).

                                                          AS OF OR FOR THE YEAR ENDED DECEMBER 31, 1999
                                      ----------------------------------------------------------------------------------
                                         TRANSMISSION        END-USER       GATHERING AND
                                           PIPELINES        PIPELINES         PROCESSING        OTHER          TOTAL
                                      ----------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
Revenues
  Domestic........................        $124,789           $125,441         $136,805         $  2,394        $389,429
  Foreign.........................               -                  -            2,142                -           2,142
                                          --------           ---------        --------         --------        --------
Total Revenues....................         124,789            125,441          138,947            2,394         391,571

Gross Margin......................          19,088              7,854           10,706            1,916          39,564
Depreciation and Amortization.....          (2,417)              (899)          (3,621)            (608)         (7,545)
General & Administrative..........               -                  -                -           (8,431)         (8,431)
Interest Expense..................               -                  -                -           (6,533)         (6,533)
Other, net........................               -                  -                -           (2,865)         (2,865)
                                          --------           ---------        --------         --------        --------
Income before income taxes and
  extraordinary charge...........         $ 16,671           $  6,955         $  7,085         $(16,521)       $ 14,190
                                          ========           =========        ========         ========        ========
Assets
  Domestic.......................         $336,555           $ 29,949         $ 88,679         $  9,821        $465,004
  Foreign........................                -                  -           13,368                -          13,368
                                          --------           ---------        --------         --------        --------
Total Assets.....................         $336,555           $ 29,949         $102,047         $  9,821        $478,372
                                          ========           =========        ========         ========        ========
Capital Expenditures.............            2,524              5,858            4,579            3,601          16,562


                                                          AS OF OR FOR THE YEAR ENDED DECEMBER 31, 1998
                                      ----------------------------------------------------------------------------------
                                         TRANSMISSION        END-USER       GATHERING AND
                                           PIPELINES        PIPELINES         PROCESSING          OTHER          TOTAL
                                      ----------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
Total Revenues (all from domestic
   sources).......................         $118,311            $99,720             $15,600       $   438        $234,069

Gross Margin......................           13,039              5,233               4,357           438          23,067
Depreciation and Amortization.....           (1,554)              (532)               (841)         (270)         (3,197)
General & Administrative..........                -                  -                   -        (6,317)         (6,317)
Interest Expense..................                -                  -                   -        (3,247)         (3,247)
Other, net........................                -                  -                   -           116             116
                                           --------            -------             -------       -------        --------
Income before income taxes and
  extraordinary charge............         $ 11,485            $ 4,701             $ 3,516       $(9,280)       $ 10,422
                                           ========            =======             =======       =======        ========
  Total Assets (all from domestic
    sources)................               $121,498            $ 8,055             $53,246       $ 8,543        $191,342
                                           ========            =======             =======       =======        ========
Capital Expenditures..............            1,648              6,168                   -             -           7,816

                        MIDCOAST ENERGY RESOURCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          AS OF OR FOR THE YEAR ENDED DECEMBER 31, 1997
                                      ----------------------------------------------------------------------------------
                                         TRANSMISSION        END-USER       GATHERING AND
                                           PIPELINES        PIPELINES         PROCESSING          OTHER          TOTAL
                                      ----------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
Total Revenues
 (all from domestic sources)......         $ 64,787          $36,349           $11,246          $   362        $112,744
     Gross Margin..................           5,862            3,468             2,717              362          12,409
     Depreciation and Amortization..           (553)            (421)             (341)            (277)         (1,592)
     General & Administrative.......              -                -                 -           (3,526)         (3,526)
     Interest Expense...............              -                -                 -           (1,067)         (1,067)
     Other, net.....................              -                -                 -             (310)           (310)
                                           --------          -------           -------          -------        --------
     Income before income taxes and
      extraordinary charge..........       $  5,309          $ 3,047           $ 2,376          $(4,818)       $  5,914
                                           ========          =======           =======          =======        ========
     Total Assets (all from domestic
      sources)......................       $104,479          $ 6,452           $ 9,863          $ 7,244        $128,038
                                           ========          =======           =======          =======        ========
     Capital Expenditures...........            163              414               833                -           1,410

17.   SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                            Quarters Ended
                                                          ------------------------------------------------
                                                          March 31   June 30    September 30   December 31
                                                          --------   --------   ------------   -----------
                                                               (In thousands, except per share amounts)
1999
    Operating revenues.................................    $82,064    $83,457       $101,844      $124,206
    Operating income...................................      5,473      4,566          3,891         6,973
    Net income before extraordinary item ..............      3,255      2,576          2,758         3,432
    Net income.........................................      3,255      2,576          2,758         2,850
    Basic earnings per share before extraordinary item.       0.47       0.31           0.26          0.31
    Diluted earnings per share before extraordinary
     item..............................................       0.46       0.31           0.26          0.31
    Basic earnings per share...........................       0.47       0.31           0.26          0.26
    Diluted earnings per share.........................       0.46       0.31           0.26          0.26

1998
    Operating revenues.................................    $67,339    $49,545       $ 50,301      $ 66,884
    Operating income...................................      4,134      2,551          2,589         4,279
    Net income.........................................      2,761      1,728          1,580         3,044
    Basic earnings per share...........................       0.39       0.24           0.22          0.44
    Diluted earnings per share.........................       0.38       0.23           0.22          0.43

18.  UNUSUAL CHARGE

  During the fourth quarter of fiscal 1999, the Company recorded a pre-tax unusual charge totaling $2.7 million ($2.2 million after tax) related to streamlining efforts announced in November 1999. The charge primarily relates to the severance and benefits of approximately 50 employees who were involuntary terminated. The Company anticipates savings from reduced employee cost and more streamlined operating and business processes. At December 31, 1999, an accrued liability of $1.8 million related to the severance charge was included in "Accounts payable and accrued liabilities" on the consolidated balance sheet. Thirty-three of these employees were still employed with the Company at December 31, 1999. The final severance charge will be paid in April 2002.

19.  SUBSEQUENT EVENTS (UNAUDITED):

  In January 2000, the Company entered into a definitive purchase and sale agreement to acquire MBPL from Triumph Energy Corporation for cash consideration of approximately $5.7 million (U.S.), plus certain future contingent payments based on the actual throughput volumes. MBPL consists of 90 miles of crude oil pipeline that originates at the Manyberries Oil Field and terminates at an interconnection with the Milk River Pipeline system in southeast Alberta, Canada. Truck terminals, including the Legend terminal, and a significant amount of crude oil storage also contribute to the operations. The system has a design capacity of approximately 21,000 BBLs/day and transports light sour crude oil from the Manyberries oil field, as well as additional crude oil volumes from the Legend truck terminal. The pipeline system is the only light gravity system in southern Alberta and current volumes are

                        MIDCOAST ENERGY RESOURCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately 6,500 Bbls/day. Closing is anticipated in the second quarter of 2000, subject to receipt of the approvals, consents or other authorizations required by the Investment Canada Act.

  In March 2000, the Company acquired the Provost natural gas plant and gathering system from NovaGas Canada LP, a division of TransCanada, for approximately $4.9 million (U.S.). The Provost acquisition includes 80 miles of natural gas gathering pipeline and a 15 MMcf/day sour gas processing plant and sour gas injection well. The system is located in east-central Alberta, Canada and is the only sour gas gathering and processing system in the area. The system is connected to 21 oil tank batteries and primarily gathers the associated sour gas production from approximately 900 wells in the Provost area. The acquisition was funded through the Company's existing credit facility.

  In March 2000, the Company amended the existing credit agreement to increase the committed amount of borrowing availability from $265 million to $335 million.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders of Midcoast Energy Resources, Inc.:


Our audit of the consolidated financial statements of Midcoast Energy Resources, Inc. and its subsidiaries as of December 31, 1999 and for the year then ended also included an audit of the financial statement schedule for the year ended December 31, 1999, listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the year ended December 31, 1999, when read in conjunction with the related consolidated financial statements.



PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 10, 2000

                    INDEPENDENT AUDITOR'S REPORT ON SCHEDULE


Stockholders and Board of Directors
Midcoast Energy Resources, Inc.
Houston, Texas


We have audited the consolidated financial statements Midcoast Energy Resources, Inc. and subsidiaries as of December 31, 1998, and for each of the years in the two-year period ended December 31, 1998. Our audits for such years also included the financial statement schedule of Midcoast Energy Resources, Inc. and subsidiaries, listed in Item 14-2, for each of the years in the two-year period ended December 31, 1998. This financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.



HEIN + ASSOCIATES LLP
Houston, Texas
March 18, 1999

                                  SCHEDULE II

                        MIDCOAST ENERGY RESOURCES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

                    Column A                               Column B                 Column C             Column D        Column E
-------------------------------------------------    -------------------   --------------------------   ----------      ----------
                                                         Balance at        Charged to                                   Balance at
                                                         Beginning of      Costs and     Charged to                       End of
                   Description                             Period          Expenses   Other Accounts    Deductions        Period
------------------------------------------------     -------------------  ----------  ---------------   ----------      ----------
1999
   Allowance for doubtful accounts...............      $   92             $    12         $1,380 (h)     $     -        $1,484
   Valuation allowance on deferred tax assets....      $4,554             $  (581)(c)     $  480 (g)     $(1,989)(f)    $2,464
1998
   Allowance for doubtful accounts...............      $  494             $     -         $ (309)(a)     $   (93)(b)    $   92
   Valuation allowance on deferred tax assets....      $4,581             $(1,089)(c)     $2,207 (d)(e)  $(1,145)(f)    $4,554
1997
   Allowance for doubtful account................      $    -             $     -         $  494 (a)     $     -        $  494
   Valuation allowance on deferred tax assets....      $3,727             $     -         $2,664 (d)     $(1,810)(f)    $4,581

(a)  Due to MIDLA Acquisition.
(b)  Represents uncollectible accounts written off.
(c) Removal of valuation allowance on deferred tax assets that are more likely than not to be utilized in the future.
(d) Adjustment of federal net operating loss carryforwards and related valuation allowance to reconcile to federal income tax return.
(e) Valuation allowance on federal net operating loss carryforwards acquired in connection with the MIDLA Acquisition.
(f)  Represents utilization of federal net operating loss carryforwards.
(g) Valuation allowance on federal net operating loss carryforwards and alternative minimum tax credits acquired in connection with the DPI Acquisition.
(h)  Due to KPC acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On October 11, 1999, PricewaterhouseCoopers LLP was engaged as independent accountant to audit the financial statements of the Company for the year ended December 31, 1999. In connection therewith, on October 11, 1999, the Company and Hein & Associates LLP, the Company's prior principal independent accountant, mutually agreed that Hein + Associates LLP would be replaced by PricewaterhouseCoopers LLP as the Company's principal independent accountant. The decision to replace Hein + Associates LLP and engage PricewaterhouseCoopers LLP was approved by the Board of Directors of the Company.

      The accounting firm of Hein + Associates LLP served as the independent accountant for the Company from March 17, 1994 until dismissed by the Company on October 11, 1999. Midcoast and Hein have not, in connection with the audit of Midcoast's financial statements for each of the prior two years ended December 31, 1998 and December 31, 1997 or for any subsequent interim period prior to and including October 11, 1999, had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Hein's satisfaction, would have caused Hein to make reference to the subject matter of the disagreement in connection with its reports.

      The reports of Hein on the Midcoast financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Midcoast had no relationship with PricewaterhouseCoopers LLP required to be reported pursuant to Regulation S-K item 304 (a) (2) during the two fiscal periods ended December 31, 1998 and December 31, 1997 or for any subsequent interim period prior to and including October 11, 1999.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


ITEM 11.  EXECUTIVE COMPENSATION.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to instruction G (3) to Form 10-K, Items 10, 11, 12 and 13 are omitted because the Company will file with the SEC a definitive proxy statement (the "Proxy Statement") pursuant to regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such Items will be included in the Proxy Statement to be filed in connection with the Company's annual meeting of shareholders scheduled for May 16, 1999 and is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FROM 8-K.

          The following documents are filed as part of this report:

          1. Financial Statements

             The following consolidated financial statements of Midcoast Energy Resources, Inc. and subsidiaries are included in Part II, Item 8 of this Form 10-K.

                                                                   Page
                                                                   ----

             Reports of Independent Accountants.................    25
             Consolidated Balance Sheets........................    27
             Consolidated Statements of Operations..............    28
             Consolidated Statements of Comprehensive Income....    29
             Consolidated Statements of Shareholders' Equity....    30
             Consolidated Statements of Cash Flows..............    31
             Notes to Consolidated Financial Statements.........    32

          2. Financial statement schedules and supplementary information required to be submitted.

                                                                   Page
                                                                   ----

             Schedule II - Valuation and qualifying accounts....    57
             Schedules other than that listed above are omitted
               because they are not applicable

          3. An exhibit list is included on page 54 of this Form 10-K.

     (B) REPORTS ON FORM 8-K:

     An 8-K was filed on October 15, 1999 to report the change of independent accountant from Hein + Associates LLP to PricewaterhouseCoopers LLP.

     A report on Form 8-K was filed on November 19, 1999 to report the KPC acquisition and the amendment to the existing credit agreement. A report on Form 8-KA was filed on December 3, 1999 as an amendment to the Form 8-K filed on November 19, 1999. The amendment was filed to include the required audited historical summary of revenue and direct operating expenses of Kansas Pipeline Company for the nine months ended September 30, 1999. In addition, the unaudited Midcoast Pro Forma Statement of Operations for the nine months ended September 30, 1999 and for the year ended December 31, 1998 and unaudited Pro Forma Balance Sheet at September 30, 1999 were included.

     A report on Form 8-K/A was filed on December 2, 1999 as an amendment to the report on Form 8-K filed September 29, 1999 relating the Company's reincorporation in Texas. The amendment was filed to include specific language adopting the pre-reincorporation company's registration statement and under the Securities Exchange Act of 1934 (1934 Act) such that the common stock of the Company after the reincorporation would be deemed to be registered under the 1934 Act.

     A report on Form 8-K was filed on December 10, 1999 to report the terms of the Underwriting Agreement that the Company entered in connection with its public offering of common stock, in which the agreement was included as an exhibit to the report.

     A report on Form 8-K was filed on December 14, 1999 to report the streamlining of its operations.

                        MIDCOAST ENERGY RESOURCES, INC.
                                  EXHIBIT LIST
                               December 31, 1999


     Each exhibit identified below is filed as a part of this report. An asterisk designates exhibits not incorporated by reference to a prior filing; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number                             DESCRIPTION OF EXHIBITS
------                             -----------------------

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

2.5 Agreement and Plan of Merger dated March 11, 1999, by and between Dufour Petroleum, Inc., Flare L.L.C. Partners and Midcoast Energy Resources, Inc. (Incorporated by reference from Midcoast Form 10-K for the fiscal year ended December 31, 1998).

2.6 Purchase and Sale Agreement dated March 23, 1999, by and between Probe Exploration Inc. and Midcoast Canada Operating Corporation. (Incorporated by reference from Midcoast Form 10-K for the fiscal year ended December 31,
     1998).

2.7 Asset Purchase Agreement dated November 9, 1999 by and between K-Pipe Merger Corporation, Midcoast Energy Resources, Inc., Midcoast Kansas Pipeline, Inc., and Midcoast Kansas General Partner, Inc. (Incorporated by reference from Midcoast Form 8-K dated November 9, 1999 as Exhibit 2.4)

3.1 Articles of Incorporation of Midcoast Energy Resources, Inc. (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1992).

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

3.4 Certificate of Stock Split of Midcoast Energy Resources, Inc. dated February 24, 1999. (Incorporated by reference from Midcoast Form 10-K for the fiscal year ended December 31, 1998).

3.5 Bylaws of Midcoast Energy Resources, Inc. (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1992)

3.6 Plan of Agreement of Merger between the Company and the Corporation dated September 22, 1999. (Incorporated by reference from Midcoast Form 8-K dated September 29, 1999, as Exhibit 2.1).

3.7 Amended and Restated Articles of Incorporation dated September 23, 1999. (Incorporated by reference from Midcoast Form 8-K dated September 29, 1999, as Exhibit 3.1).

3.8 Bylaws of the Texas Corporation dated September 22, 1999. (Incorporated by reference from Midcoast Form 8-K dated September 29, 1999, as Exhibit 3.2).

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

10.11 Midcoast Energy Resources, Inc. 1996 Incentive Stock Plan, as amended on May 15, 1998. (Incorporated by reference from Midcoast Form 10-K for the fiscal year ended December 31, 1998).

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

10.26 First Amendment to the Amended and Restated Credit Agreement dated March 12, 1999, by and among Midcoast Energy Resources, Inc., and, Bank One Texas, N.A., CIBC Inc., and Nationsbank, N.A. (Incorporated by reference from Midcoast Form 10-K for the fiscal year ended December 31, 1998).

10.27 Amended and Restated Credit Agreement dated November 8, 1999, by and between Midcoast Energy Resources, Inc., Bank of America, N.A., individually and as administrative agent, Bank One, N.A., individually and as syndication agent, CIBC, Inc., individually and as documentation agent, Banc of America Securities LLC, as lead arranger and book manager, and certain other Lenders. (Incorporated by reference from Midcoast Form 8-K dated November 9, 1999 as Exhibit 10.4)

*10.28 First Amendment to the Amended and Restated Credit Agreement dated March 1, 2000, by and between Midcoast Energy Resources, Inc., Bank of America, N.A., individually and as administrative agent, Bank One, N.A., individually and as syndication agent, CIBC, Inc., individually and as documentation agent, Banc of America Securities LLC, as lead arranger and book manager, and certain other Lenders.

*21.1    Schedule listing subsidiaries of Midcoast Energy Resources, Inc.

*23.1    Consent of independent accountants, PricewaterhouseCoopers LLP

*23.2    Consent of independent accountants, Hein + Associates LLP

*27.1    Financial Data Schedule for the year ended December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDCOAST ENERGY RESOURCES, INC.
          (Registrant)


BY:  /s/ DAN C. TUTCHER
     Dan C. Tutcher
     Chief Executive Officer

Date:  March 31, 2000

  In accordance with the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




SIGNATURES                                CAPACITY IN WHICH SIGNED


/s/ DAN C. TUTCHER                        Chairman of the Board
(Dan C. Tutcher)                          Chief Executive Officer
Date:  March 30, 2000                     and President


/s/ I. J. BERTHELOT, II                   Executive Vice President, Chief Operating
(I. J. Berthelot, II)                     Officer and Director
Date:  March 30, 2000


/s/ TED COLLINS, JR.                      Director
(Ted Collins, Jr.)
Date:  March 30, 2000


/s/ CURTIS J. DUFOUR III.                 Director
(Curtis J. Dufour, III.)
Date:  March 30, 2000


/s/ RICHARD N. RICHARDS                   Director
(Richard N. Richards)
Date:  March 30, 2000


/s/ RICHARD A. ROBERT                    Treasurer, Principal Financial Officer
(Richard A. Robert)                      Principal Accounting Officer
Date:  March 30, 2000


/s/ BRUCE WITHERS                         Director
(Bruce Withers)
Date:  March 30, 2000
