Form 10-Q
period 2000-03-31
MIDCOAST ENERGY RESOURCES INC
filed 2000-05-16
CIK 276327

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


[X]       Quarterly Report Under Section 13 or 15 (d) of the
          Securities  Exchange  Act of  1934  for  the  Quarterly
          Period Ended March 31, 2000

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                  Commission file number 0-8898

                 MIDCOAST ENERGY RESOURCES, INC.
     (Exact name of Registrant as Specified in Its Charter)


             Texas                                   76-0378638
     (State or Other Jurisdiction of         (I.R.S.Employer
         Incorporation or Organization)          Identification No.)


         1100 Louisiana, Suite 2950
                Houston, Texas                        77002
  (Address of Principal Executive Offices)         (Zip Code)


 Registrant's telephone number, including area code: (713) 650-8900


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No __

     On May 12, 2000, there were outstanding 12,498,005 shares of the Company's common stock, par value $.01 per share.




        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                        TABLE OF CONTENTS

                           Caption
                                                                     Page

Glossary                                                              ii

Part I.   Financial Information

 Item 1.   Condensed Consolidated Financial Statements

  Unaudited Condensed Consolidated Balance Sheets as of
   March 31, 2000 and December 31, 1999                                1

  Unaudited Condensed Consolidated Statements of Operations
   for the three months ended March 31, 2000 and March 31, 1999        2

  Unaudited Condensed Consolidated Statements of Comprehensive
   Income for the three months ended March 31, 2000 and
   March 31, 1999                                                      3

  Unaudited Condensed Consolidated Statement of Shareholders'
   Equity for the three months ended March 31, 2000                    4

  Unaudited Condensed Consolidated Statements of Cash Flows
   for the three months ended March 31, 2000 and March 31, 1999        5

  Notes to Unaudited Condensed Consolidated Financial Statements       6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        11

Item 3.   Quantitative and Qualitative Disclosures about Market
            Risk                                                      18

Part II.  Other Information                                           20

Signature                                                             21














                            GLOSSARY

       The following abbreviations, acronyms, or defined terms used in this Form10-Q are defined below:

Bbl            42 U.S. gallon barrel

Board          Board of directors of Midcoast Energy Resources,
               Inc.

Btu            British thermal unit

Common Stock   Midcoast common stock, par value $.01 per share

Company Midcoast Energy Resources, Inc., its subsidiaries and affiliated companies

DPI Dufour Petroleum, Inc., a wholly owned subsidiary of Midcoast Energy Resources, Inc.

EBITDA         Earnings Before Interest, Taxes, Depreciation and
               Amortization

EPS            Diluted earnings per share

FASB           Financial Accounting Standards Board

KPC            The November 1999 acquisition of Kansas Pipeline
Acquisition    Company and MarGasCo

KPC System     A 1,120-mile interstate transmission pipeline

LIBOR          London Inter Bank Offering Rate

Mcf/day        Thousand cubic feet of gas (per day)

Midcoast       Midcoast Energy Resources, Inc.

MIDLA          The October 1997 acquisition of the MLGC and MLGT
Acquisition    Systems

MIT            The May 1997 acquisition of the MIT and TRIGAS
Acquisition    Systems

MIT System     A 288-mile interstate transmission pipeline

MLGC System    A 386-mile interstate transmission pipeline

MLGT System    A Louisiana intrastate pipeline

MMBtu          Million British thermal units

MMcf/day       Million cubic feet of gas (per day)

NGL            Natural gas liquid

NOL            Net operating loss

Republic       Republic Gas Partners L.L.C.

SeaCrest SeaCrest Company, L.L.C., a 70% owned subsidiary of Mid Louisiana Gas Transmission Company, which is a wholly owned subsidiary of Midcoast Energy
               Resources, Inc.

SFAS           Statement of Financial Accounting Standards

TRIGAS System  Two end-user pipelines in northern Alabama


        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)


                                              MARCH 31, 2000     DECEMBER 31, 1999
                  ASSETS
CURRENT ASSETS:
Cash and cash equivalents                      $  2,749           $  2,345
Accounts receivable, net of allowance of                                                    57,472   55,189
$1,294 and $1,484, respectively
Other current assets                              4,105              4,905
Total Current Assets                             64,326             62,439

PROPERTY, PLANT AND EQUIPMENT, NET              398,814            392,969

OTHER ASSETS                                     23,236             22,964
Total Assets                                   $486,376           $478,372

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities     $ 65,948          $ 63,901
  Current portion of long-term debt                  22                71
   payable to banks
  Other current liabilities                           6                 6
  Total Current Liabilities                      65,976            63,978

LONG-TERM DEBT                                  241,000           240,000

OTHER LIABILITIES                                 2,196             2,147

DEFERRED INCOME TAXES                            11,775            11,034

COMMITMENTS AND CONTINGENCIES                       -                  -

MINORITY INTEREST IN CONSOLIDATED                   524               536
SUBSIDIARIES

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 31,250,000 shares;                    127               127
        issued 12,721,980
  Paid-in capital                               165,936           165,964
  Retained earnings (accumulated deficit)         2,428            (2,915)
  Accumulated other comprehensive income             63                71
  Treasury stock (at cost), 227,856 and          (3,649)           (2,570)
   161,156
Total Shareholders' Equity                      164,905           160,677
Total Liabilities and Shareholders' Equity     $486,376          $478,372












 The accompanying notes are an integral part of these condensed consolidated financial statements.


        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share data)




                                                            For the Three Months Ended
                                                        March 31, 2000    March 31, 1999
 OPERATING REVENUES:
      Energy marketing revenue                       $129,032             $75,200
      Transportation fees                              14,677               4,632
      Natural gas processing revenue                    7,621               1,893
      Other                                               422                 339

      Total operating revenues                        151,752              82,064

 OPERATING EXPENSES:
   Energy marketing expenses                          126,830              72,272
   Natural gas processing costs                         5,341                 982
   Depreciation, depletion and amortization             3,479               1,409
   General and administrative                           3,958               1,928

 Total operating expenses                             139,608              76,591

 Operating income                                      12,144               5,473

 NON-OPERATING ITEMS:
   Interest expense                                    (4,895)             (1,503)
   Minority interest in consolidated subsidiaries         (18)                (40)
   Other income, net                                       60                   5

 INCOME BEFORE INCOME TAXES                             7,291               3,935

 PROVISION FOR INCOME TAXES:
         Current                                         (333)               (463)
         Deferred                                        (741)               (217)
 NET INCOME                                            $6,217             $ 3,255

 EARNINGS PER COMMON SHARE:

      BASIC                                            $ 0.50            $   0.47
      DILUTED                                          $ 0.49            $   0.46

 WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING:

      BASIC                                        12,546,878           6,931,098

      DILUTED                                      12,749,174           7,148,391










 The accompanying notes are an integral part of these condensed consolidated financial statements.
        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                             INCOME
                         (In thousands)



                                                    For the Three Months Ended,
                                                  March 31, 2000  March 31, 1999
Net income                                           $ 6,217         $  3,255
Foreign currency translation adjustment                   (8)               -
Comprehensive income                                 $ 6,209         $  3,255








































 The accompanying notes are an integral part of these condensed consolidated financial statements.
        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS'
                             EQUITY
              (In thousands, except per share data)





                                                         Retained    Accumulated
                                                         Earnings    Other                                  Total
                             Common Stock    Paid-in   (Accumulated  Comprehensive    Treasury Stock    Shareholders'
                             Shares  Amount  Capital    Deficit)     Income          Shares     Amount      Equity
Balance, December 31, 1999   12,722  $ 127   $165,964   $ (2,915)   $   71            (161)     $ (2,570)   $160,677

Net income                       -       -          -      6,217         -               -             -       6,217

Treasury stock purchased
  (67 shares)                    -       -          -          -         -             (67)       (1,079)     (1,079)

Foreign currency
  translation adjustment         -       -          -          -        (8)              -             -          (8)

Common stock dividends,
  $.07 per share                 -       -          -       (874)        -               -             -        (874)

Other                            -       -        (28)         -         -               -             -         (28)


Balance, March 31, 2000     12,722  $ 127    $165,936    $ 2,428    $   63           (228)      $(3,649)    $164,905











































 The accompanying notes are an integral part of these condensed consolidated financial statements.
        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)




                                                           For the Three Months Ended
                                                       March 31, 2000     March 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $  6,217       $  3,255
 Adjustments to arrive at net cash provided by (used) in
   operating activities:
 Depreciation, depletion and amortization                     3,479          1,409
 Deferred income taxes                                          741            217
 Recognition of deferred income                                   -            (21)
 Minority interest in consolidated subsidiaries                  18             40
 Other                                                           41              -
 Changes in working capital accounts:
  Increase in accounts receivable                            (2,178)       (10,003)
  (Increase) Decrease in other current assets                   563             (1)
  Increase in accounts payable and accrued liabilities        2,047          4,660

Net cash provided by (used in) operating activities          10,928           (444)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                               (5,783)       (28,591)
  Capital expenditures                                       (3,257)        (4,949)
  Net receipts from (advances to) equity investee              (105)           229
  Other                                                           -           (556)

Net cash used in investing activities                        (9,145)       (33,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank debt borrowings                                        39,500         90,051
 Bank debt repayments                                       (38,549)       (51,487)
 Treasury stock purchases                                    (1,079)        (1,990)
 Dividends on common stock                                     (874)          (442)
 Other                                                         (377)             -

Net cash provided by (used in) financing activities          (1,379)        36,132


NET INCREASE IN CASH AND CASH EQUIVALENTS                       404          1,821

CASH AND CASH EQUIVALENTS, beginning of period                2,345            200

CASH AND CASH EQUIVALENTS, end of period                   $  2,749      $   2,021


SUPPLEMENTAL DISCLOSURES:

 Cash Paid for Interest                                    $  4,948      $   2,638

 Cash Paid for Income Taxes                                $  1,600      $       -





 The accompanying notes are an integral part of these condensed consolidated financial statements.
        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial information has been prepared by Midcoast in accordance with the instructions to Form 10-Q. The unaudited information furnished reflects all adjustments, all of which were of a normal recurring nature, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain reclassification entries were made with regard to the Consolidated Financial Statements for the periods presented in 1999 so that the presentation of the information is consistent with reporting for the Consolidated Financial Statements in 2000. It is suggested that the financial information be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.     ACQUISITION:

PROVOST ACQUISITION

      In March 2000, the Company acquired the Provost natural gas plant and gathering system from NovaGas Canada LP, a division of TransCanada, for approximately $5.1 million (U.S.). The Provost acquisition includes 80 miles of natural gas gathering pipeline and a 15 MMcf/day sour gas processing plant and sour gas injection well. The system is located in east-central Alberta, Canada and is the only sour natural gas gathering and processing system in the area. The system is connected to 21 oil tank batteries and primarily gathers the associated sour natural gas production from approximately 900 wells in the Provost area. The acquisition was funded through the Company's existing credit facility.

3.     COMMITMENTS AND CONTINGENCIES:

EMPLOYMENT CONTRACTS

     Certain executive officers of the Company have entered into employment contracts, which through amendments provide for employment terms of varying lengths the longest of which expires in December 2002. These agreements may be terminated by mutual consent or at the option of the Company for cause, death or disability. In the event termination is due to death, disability or defined changes in the ownership of the Company, the full amount of compensation remaining to be paid during the term of the agreement will be paid to the employee or their estate, after discounting at 12% to reflect the current value of unpaid amounts.

MIT ACQUISITION CONTINGENCY

     As part of the Company's MIT Acquisition, the Company has agreed to pay additional contingent annual payments, which will be treated as deferred purchase price adjustments, not to exceed $250,000 per year. The amount each year is dependent upon revenues received by the Company from certain gas transportation contracts. The contingency is due over an eight-year period commencing April 1, 1998 and payable at the end of each anniversary date. The Company is obligated to pay annually the lesser of 50% of the gross revenues received under these contracts or $250,000. Through March 31, 2000, the Company has made one payment of $250,000 and has accrued an additional $250,000 under the contingency.

 DPI ACQUISITION CONTINGENCY

      As part of the DPI acquisition, the Company agreed that, in the event that the Company approves certain long-term DPI or Flare projects and these projects are placed under contract and in service, the Company would be obligated to pay the DPI shareholders an additional consideration of up to $2.5 million. This contingency expires on

        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
                            Continued


March 11, 2002. As of March 31, 2000, none of the identified projects have been constructed and therefore no contingent payments have been accrued.

RATES AND REGULATORY MATTERS

     Each of our pipeline systems has contracts covering a portion of their firm transportation capacity with various terms of maturity, and each operates in different markets and regions with different competitive and regulatory pressures which can impact their ability to renegotiate and renew existing contracts, or enter into new long-term firm transportation commitments.

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

           While we cannot predict with certainty the final outcome or timing of the resolution of rates and regulatory matters, the outcome of our current re-contracting and capacity subscription efforts, or the outcome of ongoing industry trends and initiatives, we believe the ultimate resolution of these issues will not have a material adverse effect on our financial position, results of operations, or cash flows.

4.     EARNINGS PER SHARE:

     Basic and diluted earnings per share amounts are presented below for the three months ended March 31 (in thousands, except per share amounts):

                                          2 0 0 0                          1 9 9 9
                                           Average                           Average
                                 Net       Shares      Earnings     Net      Shares      Earnings
                                 Income    Outstanding Per Share    Income   Outstanding Per Share
Basic                            $  6,217   12,547     $     .50    $  3,255   6,931     $     .47
Effect of dilutive securities:
Stock options                           -      147          (.01)          -     207          (.01)
Warrants                                -       55            -            -      10             -
Diluted                          $  6,217   12,749     $     .49    $  3,255   7,148     $     .46


5.   SEGMENT DATA:

       The Company conducts its business of gathering, transporting, processing and marketing of natural gas and other petroleum products through the transmission, end-user, and processing and gathering segments. The Company's operations are segregated into reportable segments based on the type of business activity and type of customer served. The Company's transmission pipelines primarily receive and deliver natural gas to and from other pipelines, and secondarily, provide end-user or gathering functions. Transportation fees are received by the Company for transporting gas owned by other parties through the Company's pipeline systems. The Company's end-user pipelines provide natural gas and natural gas transportation services to industrial customers, municipalities or electrical generating facilities through interconnect gas pipelines constructed or acquired by the Company. These pipelines provide a direct supply of natural gas to new industrial facilities or to existing facilities as an alternative to the local distribution company. The Company's gathering systems typically consist of a network of pipelines which

        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
                            Continued


collect natural gas or crude oil from points near producing wells, process the natural gas, and transport oil and natural gas to larger pipelines for further transmission.

      The  Company's natural gas processing revenues are realized from the extraction and sale of NGL's as well as the sale of  the
residual  natural  gas.   All  of  the  Company's  segments  have
significant revenues from gas marketing activities.

      The Company evaluates performance based on profit or loss from operations before income taxes and other income and expense items incidental to core operations. Operating income for each segment includes total revenues less operating expenses (including depreciation) and excludes corporate administrative expenses, interest expense, interest income and income taxes. The accounting policies of the segments are the same as those described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The following tables present certain financial information relating to the Company's business segments as of or for the three months ended March 31, 2000 and 1999:



                                  As of or for the Three Months Ended March 31, 2000
                              Transmission   End-User     Gathering and
                                Pipelines    Pipelines     Processing     Other    Total
                                                         (In thousands)
Revenues:
 Domestic                       $ 53,173     $ 33,513      $ 63,209       $  422   $150,317
 Foreign                               -            -         1,435            -      1,435
Total Revenues                    53,173       33,513        64,644          422    151,752

Gross Margin                      11,277        2,411         5,471          422     19,581
Depreciation and Amortization     (1,848)        (295)       (1,151)        (185)    (3,479)
General & Administrative               -            -             -       (3,958)    (3,958)
Interest Expense                       -            -             -       (4,895)    (4,895)
Other, net                             -            -             -           42         42
Income before income taxes         9,429        2,116         4,320       (8,574)     7,291

Assets:
  Domestic                       338,645       30,123        89,231        9,909    467,908
  Foreign                              -            -        18,468            -     18,468
  Total Assets                   338,645       30,123       107,699        9,909    486,376
Capital Expenditures                 299        1,538           987          433      3,257


















        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
                            Continued



                                          As of or for the Three Months Ended March 31, 1999
                               Transmission     End-User    Gathering and
                                 Pipelines     Pipelines     Processing      Other       Total
                                                           (In thousands)
Revenues:
 Domestic                       $ 36,024       $ 28,547      $ 16,886        $   339     $ 81,796
 Foreign                               -              -           268              -          268
Total Revenues                    36,024         28,547        17,154            339       82,064

Gross Margin                       4,915          1,725         1,831            339        8,810
Depreciation and Amortization       (372)          (205)         (737)           (95)      (1,409)
General & Administrative               -              -             -         (1,928)      (1,928)
Interest Expense                       -              -             -         (1,503)      (1,503)
Other, net                             -              -             -            (35)         (35)
Income before income taxes         4,543          1,520         1,094         (3,222)       3,935

Assets:
 Domestic                        130,934          8,684        74,274          9,487      223,379
 Foreign                               -              -        13,788              -       13,788
Total Assets                     130,934          8,684        88,062          9,487      237,167
Capital Expenditures                 789          2,429         1,552            179        4,949


6.     NEW ACCOUNTING PRONOUNCEMENT NOT YET ADOPTED:

      The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments,
including  certain  derivative  instruments  embedded  in   other
contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related
hedged   assets,  liabilities  and  firm  commitments   or,   for
forecasted transactions, deferred and recorded as a component of other comprehensive income in shareholders' equity until the
hedged  transactions occur and are recognized in  earnings.   The
ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS No. 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The standard was amended by SFAS No. 137 in June 1999. The amendment defers the effective date of SFAS No. 133 to
fiscal  years  beginning after June 15,  2000.   The  Company  is
currently evaluating the effects of this pronouncement.

7.   SUBSEQUENT EVENT:

THE MANYBERRIES ACQUISITION

      In April 2000, the Company completed the acquisition of the Manyberries Pipeline System ("MBPL") in Canada from Triumph Energy Corporation for cash consideration of approximately $5.7 million (U.S.), plus certain future contingent payments based on the actual throughput volumes. MBPL consists of 90 miles of crude oil pipeline that originates at the Manyberries Oil Field and terminates at an interconnection with the Milk River Pipeline
system   in   southeastern  Alberta,  Canada.   Truck  terminals,
including the Legend terminal, and a significant amount of crude oil storage also contribute to the operations. The system has a design capacity of approximately 21,000 Bbls/day and transports light sour crude oil from the Manyberries Oil Field, as well as additional crude oil volumes from the Legend truck terminal. The pipeline system is the only light gravity system in southern Alberta, and current volumes are approximately 6500 Bbls/day. The


        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
                            Continued

acquisition was funded through the Company's existing credit facility.

8.   UNUSUAL CHARGE:

           During  the fourth quarter of 1999, the Company
recorded a pre-tax unusual charge totaling $2.7 million ($2.2 million after tax) related to streamlining efforts announced in November 1999. The charge primarily relates to the severance and benefits of approximately 50 employees who were involuntarily terminated. One of these employees was still employed with the Company at March 31, 2000. The Company anticipates savings from reduced employee cost and more streamlined operating and business processes. The following table shows the status of, and changes to, the restructuring reserve for the first three months of 2000.

      Reserve  at  December   31, 1999         $  1,701,009
         Expenditures                            (1,501,614)
         New Accruals                                     -
      Reserve at March 31, 2000                $    199,395








































ITEM 2.     MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of the Company included elsewhere herein and with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

GENERAL

      Since its formation, the Company has grown significantly as a result of the construction and acquisition of new pipeline facilities. From January 1996 through March 2000, the Company acquired or constructed 74 pipelines for an aggregate cost of approximately $376 million. The Company believes the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired and newly constructed pipeline systems. As the Company pursues its growth strategy in the future, its financial position and results of operations may fluctuate significantly from period to period.

     The Company's results of operations are determined primarily by the volumes of natural gas transported, purchased and sold through its pipeline systems or processed at its processing
facilities.   With  the  exception of the Company's  natural  gas
processing activities, whose margins fluctuate with commodity prices, the Company's revenues are derived from fee-based sources.
In addition,  most  of  the  Company's operating costs do not vary directly with volume  on  existing systems, thus,
increases or decreases in transportation  volumes generally
have  a  direct  effect on net  income.   The  Company
derives  its  revenues  from  three  primary  sources:  (i)   the
marketing of natural gas and other petroleum products, (ii) transportation fees from pipeline systems owned by the Company and (iii) the processing of natural gas.

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

      The Company's natural gas processing revenues are realized from the extraction and sale of NGL's as well as the sale of the residual natural gas. These revenues occur under processing contracts with producers of natural gas utilizing both a "percentage of proceeds" and "keep-whole" basis. The contracts based on percentage of proceeds provide that the Company receives a percentage of the NGL's and residual natural gas revenues as a fee for processing the producer's gas. The keep-whole contracts require that the Company reimburse the producers for the Btu energy equivalent of the NGL's and fuel removed from the natural gas as a result of processing and the Company retains all revenues from the sale of the NGL's. The Company's processing margins can be adversely affected by declines in NGL prices, declines in natural gas throughput, or increases in shrinkage or fuel costs, and in the case of keep-whole contracts, margins can be adversely affected by increases in natural gas prices.

      The Company has had quarter-to-quarter fluctuations in its financial results in the past due to the fact that the Company's natural gas sales and pipeline throughputs can be affected by changes in demand for natural gas primarily because of the weather. In particular, demand on the Magnolia, MIT and MIDLA systems fluctuate due to weather variations because of the large municipal and other seasonal customers that are served by the respective systems. As a result, the winter months have historically generated more income than summer months on these systems. There can be no assurances that the Company's efforts to minimize such effects will have any impact on future quarter-to-quarter fluctuations due to changes in demand resulting from variations in weather conditions. Furthermore, future results could differ materially from historical results due to a number of factors including but not limited to interruption or cancellation of existing contracts, the impact of competitive products and services, pricing of and demand for such products and services and the presence of competitors with greater financial resources.

RESULTS OF OPERATIONS

      The Company has acquired or constructed numerous pipelines since January 1996. The purchased assets were acquired from numerous sellers, at different periods and all were accounted for under the purchase method of accounting for business
combinations  and  accordingly,  the  results   of operations
for such acquisitions are included in  the  Company's
financial statements only from the applicable date of the acquisition. As a consequence, the historical results of operations for the periods presented may not be comparable.

      The Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective January 1, 1998. Accordingly, the Company has segregated its business activities into three segments:
Transmission Pipelines, End-User Pipelines, and Gathering Pipelines and Natural Gas Processing.

      For the first quarter ended March 31, 2000, the Company had total revenues of $151.8 million, an 85% increase from $82.1 million during the first quarter of 1999. Operating income improved 122% and net income improved 91% to $12.1 million and $6.2 million from $5.5 million and $3.3 million, respectively, in 1999. Basic earnings per share were $0.50 and diluted earnings per share were $0.49 as compared to $0.47 and $0.46 per share in the first quarter of 1999. Results were positively impacted by a number of recent acquisitions including KPC, DPI and the SeaCrest offshore systems, as well as expansions along the MIDLA system and increased volumes and margins on the Magnolia system. These results came despite a 78% increase in the weighted average number of shares outstanding (diluted) as a result of stock offerings in May and December 1999 and an increase to 7.9% in the weighted average interest rate for the quarter as compared to 6.1% in the first quarter last year. Another historically mild winter also negatively impacted volumes on several systems. Variations for each segment are discussed in the segment results below.






























SEGMENT RESULTS

      The following tables present certain data for each of the three operating segments of the Company for the three-month periods ended March 31, 2000 and March 31, 1999. As previously discussed, the Company provides marketing services to its customers. For analysis purposes, the Company accounts for the marketing services by recording the marketing activity on the operating segment where it occurs. Therefore, the gross margin for each segment includes a transportation component and a marketing component. The Company evaluates each of its segments on a gross margin basis, which is defined as the revenues of the segment less related direct costs and expenses of the segment and does not include depreciation, interest or allocated corporate overhead.

TRANSMISSION PIPELINES


                                       For the Three Months Ended March 31,
                                                2000            1999
                                      (In thousands, except amounts per MMBtu)
OPERATING REVENUES:
 Marketing Revenue                          $ 43,449        $ 34,107
 Transportation Fees                           9,724           1,917

TOTAL OPERATING REVENUES                      53,173          36,024

OPERATING EXPENSES:
 Marketing Costs                              39,678          30,024
 Operating Expenses                            2,218           1,085

TOTAL OPERATING EXPENSES                      41,896          31,109

GROSS MARGIN                                $ 11,277        $  4,915


VOLUME (in MMBtu)
 Marketing                                   15,720           16,313
 Transportation                              28,687           14,668

TOTAL VOLUME                                 44,407           30,981

GROSS MARGIN per MMBtu                     $    .25        $     .16



Quarter Ended March 31, 2000 compared to Quarter Ended March  31,
1999

      Gross margin for the quarter ended March 31, 2000 increased 129% to $11.3 million over the same period in 1999 due primarily to increases in transportation margins. Transportation margins increased $6.4 million due to increased total throughput volumes and higher average transportation fees. Marketing revenues and expenses were higher in 2000 due to increases in the average price of natural gas in 2000 over 1999. The gross margin per MMBtu from marketing activities was $0.24 in 2000 and $0.25 in 1999. The 8% decrease in marketing margins was primarily due to lower throughput volumes as a result of another historically mild winter.














END-USER PIPELINES


                                       For the Three Months Ended March 31,
                                                2000            1999
                                    (In thousands, except amounts per MMBtu)
OPERATING REVENUES:
 Marketing Revenue                              $ 32,739        $ 27,808
 Transportation Fees                                 774             739

TOTAL OPERATING REVENUES                          33,513          28,547

OPERATING EXPENSES:
 Marketing Costs                                  30,991          26,722
 Operating Expenses                                  111             100

TOTAL OPERATING EXPENSES                          31,102          26,822

GROSS MARGIN                                    $  2,411        $  1,725


VOLUME (in MMBtu)
 Marketing                                        13,447          13,906
 Transportation                                    5,725           6,012

TOTAL VOLUME                                      19,172          19,918

GROSS MARGIN per MMBtu                         $     .13        $    .09


Quarter Ended March 31, 2000 compared to Quarter Ended March  31,
1999

      Gross margin for the quarter ended March 31, 2000 increased 40% to $2.4 million over the same period in 1999 due primarily to increases in marketing margins. Marketing margins increased $0.7 million due to a shift in our end-user customer base to customers with higher margin contracts.

























GATHERING PIPELINES AND NATURAL GAS PROCESSING


                                       For the Three Months Ended March 31,
                                                2000         1999
                                    (In thousands, except amounts per MMBtu)

OPERATING REVENUES:
 Marketing Revenue                              $ 52,844     $ 13,285
 Transportation Fees                               4,179        1,976
 Processing Revenues                               7,621        1,893

TOTAL OPERATING REVENUES                          64,644       17,154

OPERATING EXPENSES:
 Marketing Costs                                  51,023       13,332
 Operating Expenses                                2,809        1,009
 Processing Costs                                  5,341          982

TOTAL OPERATING EXPENSES                          59,173       15,323

GROSS MARGIN                                    $  5,471     $  1,831


VOLUME (in MMBtu)
 Marketing                                       12,017         5,125
 Transportation                                  29,771        19,557
 Processing                                       3,398         1,961

TOTAL VOLUME                                     45,186        26,643

GROSS MARGIN per MMBtu                          $   .12      $    .07



Quarter Ended March 31, 2000 compared to Quarter Ended March  31,
1999

      Gross margin for the quarter ended March 31, 2000 increased 199% to $5.5 million over the same period in 1999 due primarily
to  increases  in  marketing and processing  margins.   Marketing
margins increased $1.9 million due to increased volumes and the marketing of higher priced liquids and other specialty gases provided from the March 1999 DPI and December 1999 Gloria acquisitions, as well as incremental margins on the Tinsley system. Processing margins increased $1.4 million due to higher average NGL prices and a 73% increase in throughput volumes due to the Flare and Calmar acquisitions in 1999.

OTHER INCOME, COSTS AND EXPENSES

      Other  revenues for the three months ended March  31,  2000 increased  to $0.4 million from $0.3 million for the same  period
in  1999.   The  increase  was primarily attributable  to  income
earned on processing plant construction projects.

      Depreciation, depletion and amortization for the three months ended March 31, 2000 increased to $3.5 million from $1.4 million for the same period in 1999. This increase was primarily due to increased depreciation and amortization on assets acquired in the KPC, DPI/Flare and Calmar acquisitions.

      General and administrative expenses for the three months ended March 31, 2000 increased to $4.0 million from $1.9 million for the same period in 1999. The increase was due to increased costs associated with the management of the assets acquired in the KPC, DPI/Flare and Calmar acquisitions. The increase was mitigated by reduced employee costs related to the streamlining efforts announced in November 1999. General and administrative expenses, as a percentage of gross margin, decreased to 20% for the three months ended March 31, 2000 from 22% for the same period in 1999.

      Interest expense for the three months ended March 31, 2000 increased to $4.9 million from $1.5 million for the same period in 1999. This increase was due to an increase in the debt level as well as an increase in the weighted average interest rate. The Company was servicing an average of $248 million in debt for the three months ended March 31, 2000 as compared to $98 million in debt for the same period in 1999. The increased debt level in 2000 was primarily associated with the debt used to finance the Company's KPC acquisition in November 1999. The Company's weighted average interest rate for the three months ended March 31, 2000 increased to 7.9% from 6.1% for the same period in 1999.

INCOME TAXES

     The Company's income tax provision increased to $1.1 million for the three months ended March 31, 2000 from $0.7 million for the same period in 1999. The Company's effective tax rate was 14.7% and 17.3% for the three months ended March 31, 2000 and 1999, respectively. The effective tax rate in 2000 has been reduced primarily due to the 1st quarter removal of the portion of the valuation allowance related to net operating losses that are more likely than not to be utilized in the future. The effective tax rate for the remainder of 2000 is expected to be closer to the federal statutory rate of 34%.

      As of March 31, 2000, the Company has NOL carryforwards of approximately $8.0 million, expiring in various amounts from 2003 through 2018. These loss carryforwards were generated by companies acquired by Midcoast. The ability of the Company to utilize the carryforwards is dependent upon the Company generating sufficient taxable income and will be affected by annual limitations (currently estimated at $6.7 million) on the use of such carryforwards due to a change in shareholder control under section 382 of the Internal Revenue Code triggered by the Company's July 1997 Common Stock offering and the change of ownership created by the acquisition of Republic and DPI.

RATES AND REGULATORY MATTERS

     Each of our pipeline systems has contracts covering a portion of their firm transportation capacity with various terms of maturity, and each operates in different markets and regions with different competitive and regulatory pressures which can impact their ability to renegotiate and renew existing contracts, or enter into new long-term firm transportation commitments.

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

           While we cannot predict with certainty the final outcome or timing of the resolution of rates and regulatory matters, the outcome of our current re-contracting and capacity subscription efforts, or the outcome of ongoing industry trends and initiatives, we believe the ultimate resolution of these issues will not have a material adverse effect on our financial position, results of operations, or cash flows.

CAPITAL RESOURCES AND LIQUIDITY

      Since  1996,  the  Company has acquired approximately  $376 million of pipeline systems. Capital requirements have been funded through equity infusions from common stock offerings, borrowings from various commercial banks and cash flow from operations.

      The Company has raised net proceeds of approximately $128 million in four common stock offerings since being listed on the American Stock Exchange in August 1996. These capital infusions and the stability of our cash flow has allowed the Company the financial flexibility to utilize lower cost conventional bank debt financing to fund a large part of its growth. The Company's long-term debt to total capitalization ratio decreased from 62% at March 31, 1999 to 59% at March 31, 2000.

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

      The amendments to the credit agreement increased our borrowing availability from $125 million to $335 million, with a provision to increase up to $400 million. The amended credit agreement provides borrowing availability as follows: (i) up to a $50 million sublimit for the issuance of standby and commercial letters of credit and (ii) the difference between the $335 million and the used sublimit available as a revolving credit facility. At the option of the Company, borrowings under the amended credit agreement accrue interest at LIBOR plus an applicable margin or the higher of the Bank of America prime rate or the Federal Funds rate plus an applicable margin.

     The applicable margin percentage to be added to the interest rate is based on the Company's debt to total capitalization ratio at the end of each fiscal quarter. The Company is charged a margin between 1.0% and 2.0% as the Company's total debt to total capitalization ratio ranges from under 40% and over 65%, respectively. The Company's borrowings are currently being charged at the margin of 1.5%.

      The credit agreement is secured by all accounts receivable, contracts, and the pledge of all of our subsidiaries' stock and a first lien security interest in our pipeline systems. It also contains a number of customary covenants that require us to maintain certain financial ratios and limit our ability to incur additional indebtedness, transfer or sell assets, create liens, or enter into a merger or consolidation. The Company is required to comply with more stringent debt to capitalization and EBITDA to interest ratios by June 30, 2000. At March 31, 2000, the Company had approximately $94 million of available capacity under its credit agreement.

      During the quarter ended March 31, 2000, the Company generated cash flow from operating activities of approximately $10.9 million. At March 31, 2000, the Company had committed to making approximately $3.2 million in construction related expenditures. The Company believes that its credit agreement and funds provided by operations will be sufficient to meet its operating cash needs for the foreseeable future and its projected capital expenditures, other than acquisitions.

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

      We will make expenditures in connection with environmental matters as part of our normal operations and capital expenditures. In addition, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that might become necessary. We are subject to an inherent risk of incurring environmental costs and liabilities because of our handling of oil, gas and petroleum products, historical industry waste disposal practices and prior use of gas flow meters containing mercury. There can be no assurance that we will not incur material environmental costs and liabilities. Management believes, based on our current knowledge, that we have obtained and are in current compliance with all necessary and material permits and that we are in substantial compliance with applicable material environmental and safety regulations. Further, we maintain insurance coverages that we believe are customary in the industry; however, there can be no assurance that our environmental impairment insurance will provide sufficient coverage in the event an environmental claim is made against us. We are not aware of any existing environmental or safety claims that would have a material impact upon our financial position, results of operations or cash flows.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

      This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in and incorporated by reference into this Form 10-Q are forward-looking statements. These forward looking statements include, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Capital Resources and Liquidity" regarding the Company's estimate of the sufficiency of existing capital resources, whether funds provided by operations will be insufficient to meet its operational needs in the foreseeable future, and its ability to use NOL carryforwards prior to their expiration. Although, we believe that the expectations reflected in these forward looking statements are reasonable, we can not give any assurance that such expectations reflected in these forward looking statements will prove to have been correct.

       When used in this Form 10-Q, the words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-Q.

      You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward- looking" information. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in "Risk Factors" in the Prospectus Supplement, dated December 6, 1999 and elsewhere in this Form 10-Q could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.

      We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-Q after the date of this Form 10-Q.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
      RISK

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

COMMODITY PRICE RISK

     The Company's commodity price risk exposure arises from inventory balances and fixed price purchase and sale commitments. The Company uses exchange-traded commodity futures contracts, options and swap contracts to manage and hedge price risk related to these market exposures. The futures and options contracts have pricing terms indexed to the New York Mercantile Exchange.

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

INTEREST RATE RISK

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

     The first interest rate swap agreement was entered into with Bank One in December 1997. The swap agreement effectively established a fixed interest rate setting of 6.02% for a two-year period on a notional amount of $25 million. This swap agreement was subsequently transferred to Bank of America in November 1998 and replaced with a new swap agreement. The new swap agreement provides a fixed 5.09% interest rate to the Company with a new two year termination date of December 2000 which may, however, be extended through December 2003 at Bank of America's option on the last day of the initial term. The variable three-month LIBOR rate is reset quarterly based on the prevailing market rate and the Company is obligated to reimburse Bank of America when the three-month LIBOR rate is reset below 5.09%. Conversely, Bank of America is obligated to reimburse the Company when the three-month LIBOR rate is reset above 5.09%. At March 31, 2000 and
1999, the fair value of this interest rate swap through the initial termination date was a net asset of approximately $266,000 and a net liability of approximately $20,000, respectively.

      The second interest rate swap agreement was entered into with CIBC in October 1998. The swap agreement effectively established a fixed interest rate setting of 4.475% for a three-year period on a notional amount of $40 million. The agreement, however, may be extended an additional two years through November 2003 at CIBC's option on the last day of the initial term. The variable three-month LIBOR rate is reset quarterly based on the prevailing market rate and the Company is obligated to reimburse CIBC when the three-month LIBOR rate is reset below 4.475%. Conversely, CIBC is obligated to reimburse the Company when the three-month LIBOR rate is reset above 4.475%. At March 31, 2000 and 1999, the fair value of this interest rate swap through the initial termination date was a net asset of approximately $1,592,000 and $1,300,000, respectively.

      The effect of these swap agreements was to lower interest expense by $238,000 and $49,000 in the three months ended March
31, 2000 and 1999, respectively.







PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits:

       None

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


 Date: May 15, 2000