Form 10-Q
period 2000-06-30
MIDCOAST ENERGY RESOURCES INC
filed 2000-08-14
CIK 276327

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


[X]    Quarterly  Report  Under  Section 13  or  15  (d)  of  the
          Securities  Exchange  Act of  1934  for  the  Quarterly
          Period Ended June 30, 2000

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

On August 14, 2000 there were outstanding 12,476,805 shares of the Company's common stock, par value $.01 per share.




        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                        TABLE OF CONTENTS


                 Caption                                                Page


Glossary                                                                 iii

Part I.   Financial Information

 Item 1.   Condensed Consolidated Financial Statements

   Unaudited Condensed Consolidated Balance Sheets as of June 30, 2000
     and December 31, 1999                                                 1

   Unaudited Condensed Consolidated Statements of Operations for the
     three months and six months ended June 30, 2000 and June 30,1999      2

   Unaudited Condensed Consolidated Statements of Comprehensive Income
     for the three months and six months ended June 30, 2000 and June 30,
     1999                                                                  3

   Unaudited Condensed Consolidated Statements of Cash Flows for the
     three months and six months ended June 30, 2000 and June 30,1999      4

   Notes to Unaudited Condensed Consolidated Financial Statements          5

 Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     11

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk     19

Part II.  Other Information                                               20

Signature                                                                 21

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

FERC           Federal Energy Regulatory Commission

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

NGA            Natural Gas Act

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

SFAS           Statement of Financial Accounting Standards

TRIGAS System  Two end-user pipelines in northern Alabama



        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
         (In thousands, except share and per share data)


                                               June 30, 2000     December 31, 1999


                  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                    $     1,685        $     2,345
  Accounts receivable, net of allowance of          75,936             55,189
    $1,220 and $1,484, respectively
  Other current assets                               8,814              4,905
  Total Current Assets                              86,435             62,439

PROPERTY, PLANT AND EQUIPMENT, NET                 405,168            392,969

OTHER ASSETS                                        23,648             22,964

Total Assets                                   $   515,251         $  478,372

   LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES                                 74,133             63,978

LONG-TERM DEBT                                     257,623            240,000

OTHER LIABILITIES                                    2,155              2,147

DEFERRED INCOME TAXES                               13,044             11,034

COMMITMENTS AND CONTINGENCIES (Note 3)                   -                  -

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES         532                536

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
    authorized 31,250,000 shares;
    issued 12,721,980                                  127                127
  Paid-in capital                                  165,878            165,964
  Retained earnings (accumulated deficit)            5,546             (2,915)
  Accumulated other comprehensive income                73                 71
  Treasury stock (at cost), 242,175 and
     161,156                                        (3,860)            (2,570)

     Total Shareholders' Equity                    167,764            160,677

     Total Liabilities and Shareholders'
        Equity                                $    515,251      $     478,372







 The accompanying notes are an integral part of these condensed consolidated financial statements.




        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share data)


                                  For the Three Months Ended      For the Six Months Ended
                                June 30, 2000  June 30, 1999    June 30, 2000  June 30, 1999
OPERATING REVENUES:
  Energy marketing revenue      $  138,480     $   74,387       $  267,514     $  149,442
  Transportation fees               15,030          5,692           29,707         10,334
  Natural gas processing revenue     9,068          3,213           16,689          5,107
  Other                                385            165              807            638

Total operating revenues           162,963         83,457          314,717        165,521

OPERATING EXPENSES:
   Energy marketing expenses       132,004         66,842          251,660        135,054
   Natural gas processing costs      5,622          2,880           10,964          4,901
   Other operating expenses          7,173          5,583           14,348          8,634
   Depreciation,depletion and        3,712          1,534            7,191          2,943
     amortization
   General and administrative        4,399          2,052            8,358          3,950

Total operating expenses           152,910         78,891          292,521        155,482

OPERATING INCOME                    10,053          4,566           22,196         10,039

NON-OPERATING ITEMS:
 Interest expense                   (4,727)        (1,373)          (9,622)        (2,876)
 Minority interest in consolidated      (8)            17              (26)           (23)
   subsidiaries
 Other income (expense), net            26            (97)              86            (92)

INCOME BEFORE INCOME TAXES           5,344          3,113           12,634          7,048

PROVISION FOR INCOME TAXES:
 Current                               (71)          (366)            (403)          (829)
 Deferred                           (1,269)          (171)          (2,010)          (388)

NET INCOME                      $    4,004     $    2,576        $  10,221     $    5,831

EARNINGS PER COMMON SHARE:

      BASIC                     $     0.32     $     0.31        $    0.82     $     0.77
      DILUTED                   $     0.32     $     0.31        $    0.80     $     0.75

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:

      BASIC                     12,487,887       8,224,972       12,517,382      7,581,609
      DILUTED                   12,711,478       8,428,998       12,730,326      7,792,269















 The accompanying notes are an integral part of these condensed consolidated financial statements.


        MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         (In thousands)


                                For the Three Months Ended    For the Six Months Ended
                               June 30, 2000  June 30, 1999  June 30, 2000  June 30, 1999

Net income                     $      4,004   $      2,576   $     10,221   $      5,831
Foreign currency translation             10           (146)             2           (146)
  adjustment
Comprehensive income           $      4,014          2,430         10,223          5,685





 The accompanying notes are an integral part of these condensed consolidated financial statements.



   MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                         For the Three Months Ended             For the Six Months Ended
                                       June 30, 2000     June 30, 1999      June 30, 2000     June 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                           $       4,004     $       2,576      $      10,221     $       5,831
  Adjustments to arrive at net cash
    provided by (used in) operating
    activities:
    Depreciation,depletion and                 3,712             1,534              7,191             2,943
      amortization
    Deferred income taxes                      1,269               171              2,010               388
    Minority interest in consolidated             38               (17)                56                23
      subsidiaries
    Other                                         10               (15)                51               (36)
    Changes in working capital accounts:
     Increase in accounts receivable         (17,486)           (7,308)           (19,665)          (17,311)
     Increase in other current assets         (4,708)              (25)            (4,145)              (26)
     Increase in accounts payable and
       accrued liabilities                     8,138            14,675             10,186            19,335

  Net cash provided by (used in)
    operating activities                      (5,023)           11,591              5,905            11,147

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                (7,237)           (1,799)           (13,020)          (30,390)
  Capital expenditures                        (3,162)           (6,799)            (6,419)          (11,748)
  Net advances to equity investee                (56)                -               (161)                -
  Other                                       (1,002)              744             (1,002)              188

Net cash used in investing activities        (11,457)           (7,854)           (20,602)          (41,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank debt borrowings                        33,776            30,319             73,276           120,370
  Bank debt repayments                       (17,175)          (84,298)           (55,724)         (135,785)
  Net proceeds from equity offerings               -            54,693                  -            54,693
  Treasury stock purchases                      (211)             (416)            (1,290)           (2,406)
  Dividends on common stock                     (886)             (479)            (1,760)             (921)
  Other                                          (88)              (61)              (465)              168

Net cash provided by (used in)
  financing activities                        15,416              (242)            14,037            36,119


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            (1,063)            3,495               (660)            5,316

CASH AND CASH EQUIVALENTS,beginning of         2,749             2,021              2,345               200
  period

CASH AND CASH EQUIVALENTS,end of period   $    1,685        $    5,516          $   1,685         $   5,516


SUPPLEMENTAL DISCLOSURES:

   Cash Paid for Interest                 $    3,450        $    1,611          $   8,398         $   4,249

   Cash Paid for Income Taxes             $        -        $       60          $   1,600         $      60







 The accompanying notes are an integral part of these condensed consolidated financial statements.


1.     BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial information has been prepared by Midcoast in accordance with the instructions to Form 10-Q. The unaudited information furnished reflects all adjustments, all of which were of a normal recurring nature, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated balance sheet at December 31, 1999 is derived from audited financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain reclassification entries were made with regard to the condensed consolidated financial statements for the periods presented in 1999 so that the presentation of the information is consistent with reporting for the condensed consolidated financial statements in 2000. It is suggested that the financial information be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.     ACQUISITIONS:

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

MANYBERRIES ACQUISITION

     In April 2000, the Company acquired the Manyberries Pipeline System from Triumph Energy Corporation for approximately $5.7 million (U.S.). The Manyberries acquisition consists of 80 miles of 6" and 10 miles of 4" crude oil pipeline that originates at the Manyberries Oil Field and terminates at an interconnection with the Milk River Pipeline system in southeast Alberta, Canada. Truck terminals, including the Legend terminal, and a significant amount of crude oil storage also contribute to the operations. The system has a design capacity of approximately 21,000 Bbls/day and transports light sour crude oil from the Manyberries oil field, as well as additional crude oil volumes from the Legend truck terminal. The pipeline system is the only light gravity system in southern Alberta and current volumes are approximately 6,500 Bbls/day. The acquisition was funded through the Company's existing credit facility.

SHELCO ACQUISITION

      In May 2000, DPI, a subsidiary of the Company, acquired Shelco Transport, Inc. for approximately $1.5 million. Shelco, a natural gas liquids transportation company located in Baton Rouge, Louisiana and Sorrento, Louisiana, owns and operates 10 trucks, 11 high pressure trailers and a truck terminal and maintenance facility. The acquisition was funded through the Company's existing credit facility, the issuance of the Company's common stock and the assumption of debt.







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

MIT ACQUISITION CONTINGENCY

     As part of the Company's MIT Acquisition, the Company has agreed to pay additional contingent annual payments, which will be treated as deferred purchase price adjustments, not to exceed $250,000 per year. The amount each year is dependent upon revenues received by the Company from certain gas transportation contracts. The contingency is due over an eight-year period commencing April 1, 1998 and payable at the end of each anniversary date. The Company is obligated to pay annually the lesser of 50% of the gross revenues received under these contracts or $250,000. Through June 30, 2000, the Company has made payments of $500,000 and has accrued an additional $62,500 under the contingency.

 DPI ACQUISITION CONTINGENCY

      As part of the DPI acquisition, the Company agreed that, in the event that the Company approves certain long-term DPI or Flare projects and these projects are placed under contract and in service, the Company would be obligated to pay the DPI shareholders additional consideration of up to $2.5 million. This contingency expires on March 11, 2002. As of June 30, 2000, none of the identified projects have been constructed and therefore no contingent payments have been accrued.

RATES AND REGULATORY MATTERS

     Each of our transmission pipeline systems has contracts covering a portion of their firm transportation capacity with various terms of maturity, and each operates in different markets and regions with different competitive and regulatory pressures which can impact their ability to renegotiate and renew existing contracts, or enter into new long-term firm transportation commitments.

       KPC filed a rate case pursuant to Section 4 of the NGA on August 27, 1999 (FERC Docket No. RP99-485-000). KPC's proposed rates reflect an annual revenue increase when compared to its initial FERC-approved rates. The rates have been protested by KPC's two principal customers and by the state public utility commissions that regulate them. On September 30, 1999, the FERC issued an order that set KPC's proposed rates for hearing and accepted and suspended the rates to be effective March 1, 2000, subject to possible refund. However, through June 30, 2000, KPC is continuing to charge its customers the initial FERC-approved rates. The Section 4 rate case proceeding will determine whether the rates proposed by KPC for interstate transportation of natural gas are just and reasonable, and to the extent which KPC may recover all or any part of the proposed rate increase that it has not charged to its customers prior to approval. A procedural schedule in the case has been adopted by the Presiding Administrative Law Judge. A hearing date is set for September
26, 2000.

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




4.     EARNINGS PER SHARE:

     Basic and diluted earnings per share amounts are presented below for the three months and six months ended June 30 (in thousands, except per share amounts):

                                             For the Three Months Ended
                                     2000                                   1999
                                    Average                                Average
                           Net       Shares      Earnings                   Shares    Earnings
                         Income   Outstanding   Per Share   Net Income   Outstanding  Per Share
Basic                    $ 4,004  $  12,488    $    .32     $ 2,576      $ 8,225      $   .31
Effect of dilutive
  securities:
   Stock options               -        160            -          -          148            -
   Warrants                    -         63            -          -           56            -
Diluted                  $ 4,004  $  12,711    $     .32    $ 2,576      $ 8,429      $   .31

                                                For the Six Months Ended
                                      2000                                   1999
                                    Average                                Average
                          Net        Shares    Earnings                     Shares    Earnings
                        Income    Outstanding  Per Share    Net Income   Outstanding  Per Share
Basic                   $ 10,221  $  12,517    $     .82    $  5,831     $ 7,582      $   .77
Effect of dilutive
  securities:
   Stock options               -        154         (.02)          -         151         (.02)
   Warrants                    -         59            -           -          59            -
Diluted                 $ 10,221  $  12,730    $     .80    $  5,831     $ 7,792      $   .75


5.   SEGMENT DATA:

       The   Company   conducts   its  business   of   gathering,
transporting, processing and marketing natural gas and other petroleum products through its transmission, end-user, and processing and gathering segments. The Company's operations are segregated into reportable segments based on the type of business activity and type of customer served. The Company's transmission pipelines primarily receive and deliver natural gas to and from other pipelines, and secondarily, provide end-user or gathering functions. Transportation fees are received by the Company for transporting natural gas owned by other parties through the Company's pipeline systems. The Company's end-user pipelines provide natural gas and natural gas transportation services to industrial customers, municipalities or electrical generating facilities through interconnect natural gas pipelines constructed or acquired by the Company. These pipelines provide a direct supply of natural gas to new industrial facilities or to existing facilities as an alternative to the local distribution company. The Company's processing and gathering systems typically consist of a network of pipelines which collect natural gas or crude oil from points near producing wells, process the natural gas, and transport oil and natural gas to larger pipelines for further transmission. The Company's natural gas processing revenues are realized from the extraction and sale of NGL's as well as the sale of the residual natural gas. In addition, the Company provides natural gas marketing services to its customers within each of the three segments. The Company's marketing activities include providing natural gas supply and sales services to some of its end-user customers by purchasing the natural gas supply from other marketers or pipeline affiliates and reselling the natural gas to the end-user. The Company also purchases natural gas directly from well operators on many of the Company's gathering systems and resells the natural gas to other marketers or pipeline affiliates. Many of the contracts pertaining to the Company's natural gas marketing activities are month-to-month spot market transactions with numerous gas suppliers or producers in the industry. The Company also offers other gas services to some of its customers including management of capacity release and gas balancing.


     The Company evaluates each of its segments on a gross margin basis, which is defined as the revenues of the segment less related direct costs and expenses of the segment and does not include depreciation, interest or allocated corporate overhead. Operating income for each segment includes total revenues less operating expenses (including depreciation) and excludes corporate administrative expenses, interest expense, interest income and income taxes. The accounting policies of the segments are the same as those described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The following tables present certain financial information relating to the Company's business segments as of or for the three months and six months ended June 30, 2000 and 1999:



                                          As of or for the Three Months Ended June 30, 2000
                                                          Gathering
                               Transmission   End-User       and
                                Pipelines     Pipelines   Processing    Other       Total
                                                        (In thousands)
Revenues:
  Domestic                     $ 51,240       $ 40,294    $ 69,503      $    385    $161,422
  Foreign                             -              -       1,541             -       1,541
Total Revenues                   51,240         40,294      71,044           385     162,963

Gross Margin                      9,984          1,616       6,179           385      18,164
Depreciation and Amortization    (1,937)          (226)     (1,258)         (291)     (3,712)
General and Administrative            -              -           -        (4,399)     (4,399)
Interest Expense                      -              -           -        (4,727)     (4,727)
Other, net                            -              -           -            18          18
Income before income taxes        8,047          1,390       4,921        (9,014)      5,344

Assets:
 Domestic                       340,411         40,158      97,570        10,350     488,489
 Foreign                              -              -      26,762             -      26,762
Total Assets                    340,411         40,158     124,332        10,350     515,251
Capital Expenditures                196          1,319       1,332           315       3,162
  (excluding acquisitions)

                                          As of or for the Three Months Ended June 30, 1999
                                                          Gathering
                              Transmission     End-User      and
                                Pipelines      Pipelines  Processing    Other        Total
                                                        (In thousands)
Revenues:
 Domestic                     $  22,739      $  29,772    $ 30,383      $    165    $ 83,059
 Foreign                              -              -         398             -         398
Total Revenues                   22,739         29,772      30,781           165      83,457

Gross Margin                      2,452          2,090       3,445           165       8,152
Depreciation and Amortization     (364)           (221)       (842)         (107)     (1,534)
General and Administrative           -               -           -        (2,052)     (2,052)
Interest Expense                     -               -           -        (1,373)     (1,373)
Other, net                           -               -           -           (80)        (80)
Income before income taxes       2,088           1,869      (3,447)        3,113

Assets:
 Domestic                      144,864          10,992      75,852         9,653     241,361
 Foreign                             -               -      14,103             -      14,103
Total Assets                   144,864          10,992      89,955         9,653     255,464
Capital  Expenditures            4,055           1,423       1,017           304       6,799
 (excluding acquisitions)

                                            As of or for the Six Months Ended June 30, 2000
                                                           Gathering
                             Transmission     End-User       and
                               Pipelines      Pipelines    Processing  Other        Total
                                                         (In thousands)
Revenues:
 Domestic                     $104,413        $ 73,807    $132,714        $  807    $311,741
 Foreign                             -               -       2,976             -       2,976
Total Revenues                 104,413          73,807     135,690           807     314,717

Gross Margin                    21,261           4,027      11,650           807      37,745
Depreciation and Amortization   (3,785)           (521)     (2,410)         (475)     (7,191)
General and Administrative           -               -           -        (8,358)     (8,358)
Interest Expense                     -               -           -        (9,622)     (9,622)
Other, net                           -               -           -            60          60
Income before income taxes      17,476           3,506       9,240       (17,588)     12,634

Capital  Expenditures              495           2,857       2,319           748       6,419
 (excluding acquisitions)

                                            As of or for the Six Months Ended June 30, 1999
                                                            Gathering
                               Transmission    End-User       and
                                Pipelines      Pipelines    Processing  Other       Total
                                                         (In thousands)
Revenues:
 Domestic                     $ 58,763        $ 58,319    $ 47,135      $    638    $164,855
 Foreign                             -               -         666             -         666
Total Revenues                  58,763          58,319      47,801           638     165,521

Gross Margin                      7,367          3,815       5,112           638      16,932
Depreciation and Amortization      (736)          (426)     (1,579)         (202)     (2,943)
General and Administrative            -              -           -        (3,950)     (3,950)
Interest Expense                      -              -           -        (2,876)     (2,876)
Other, net                            -              -           -          (115)       (115)
Income before income taxes        6,631          3,389       3,533        (6,505)      7,048

Capital  Expenditures             4,844          3,852       2,569           483      11,748
  (excluding acquisitions)



6.     NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

      The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments,
including  certain  derivative  instruments  embedded  in   other
contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related
hedged   assets,  liabilities  and  firm  commitments   or,   for
forecasted transactions, deferred and recorded as a component  of other  comprehensive  income in shareholders'  equity  until  the
hedged  transactions occur and are recognized in  earnings.   The
ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS No. 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The standard was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS
No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" and is effective for fiscal years beginning after June 15, 2000.
The Company is currently evaluating the  effects of this pronouncement.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 to provide guidance for revenue recognition issues and disclosure requirements. SAB No. 101 covers a wide range of revenue recognition topics and summarizes the staff's interpretations on the application of generally accepted accounting principles to revenue recognition. The company is currently evaluating the effects of this pronouncement.

7.   UNUSUAL CHARGE:

      During the fourth quarter of 1999, the Company recorded a pre-tax unusual charge totaling $2.7 million ($2.2 million after tax) related to streamlining efforts announced in November 1999. The charge primarily relates to the severance and benefits of approximately 50 employees who were involuntarily terminated. The following table shows the status of, and changes to, the restructuring reserve for the first six months of 2000.

      Reserve at December 31, 1999          $ 1,701,009
        Expenditures                         (1,540,009)
        New Accruals                                  -
      Reserve at June 30, 2000              $   161,000




ITEM 2.     MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of the Company included elsewhere herein and with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

GENERAL

      Since its formation, the Company has grown significantly as a result of the construction and acquisition of new pipeline facilities. From January 1996 through June 2000, the Company acquired or constructed 76 systems for an aggregate cost of approximately $384 million. The Company believes the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired and newly constructed pipeline systems. As the Company pursues its growth strategy in the future, its financial position and results of operations may fluctuate significantly from period to period.

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

      The Company's natural gas processing revenues are realized from the extraction and sale of NGL's as well as the sale of the residual natural gas. These revenues occur under processing contracts with producers of natural gas utilizing both a "percentage of proceeds" and "keep-whole" basis. The contracts based on percentage of proceeds provide that the Company receives a percentage of the NGL's and residual natural gas revenues as a fee for processing the producer's natural gas. The keep-whole contracts require that the Company reimburse the producers for the Btu energy equivalent of the NGL's and fuel removed from the natural gas as a result of processing and the Company retains all revenues from the sale of the NGL's. The Company's processing margins can be adversely affected by declines in NGL prices, the relationship of NGL prices to natural gas prices, declines in natural gas throughput, or increases in shrinkage or fuel costs. In the case of keep-whole contracts, margins can be adversely affected by increases in natural gas prices. The company uses over the counter swaps to hedge its physical exposure to processing spread risk. Processing spreads are the difference between the price the company receives for the sale of natural gas liquids and the price it pays for the natural gas equivalent on a heating value basis (MMBtu's). The company has locked in a fixed processing spread on approximately 70% of its NGL production through December 2000.

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

RESULTS OF OPERATIONS

      The Company has acquired or constructed numerous pipelines since January 1996. The purchased assets were acquired from numerous sellers at different periods and all were accounted for under the purchase method of accounting for business combinations. Accordingly, the results of operations for such acquisitions are included in the Company's financial statements only from the applicable date of the acquisition. As a consequence, the historical results of operations for the periods presented may not be comparable.

      For the three months ended June 30, 2000, the Company had total revenues of $163.0 million, a 95% increase from $83.5 million during the same period in 1999. Operating income improved 120% and net income improved 55% to $10.1 million and $4.0 million from $4.6 million and $2.6 million, respectively, in 1999. Diluted earnings per common share were $0.32 as compared to $0.31 per share in the second quarter of 1999. Results were positively impacted by a number of recent acquisitions including KPC, Provost, Manyberries and Shelco, expansions along the MIDLA system, and an improvement in margins for natural gas processing. These results came despite a 51% increase in the weighted average number of diluted common shares outstanding, as a result of stock offerings in May and December 1999 and an increase to 7.7% in the weighted average interest rate for the quarter as compared to 6.3% in the second quarter last year. The Company also had a significant increase in its effective income tax rate. Variations for each segment are discussed in the segment results below.

      For the six months ended June 30, 2000, the Company had total revenues of $314.7 million, a 90% increase from $165.5
million  during  the  same  period  in  1999.   Operating  income
improved 121% and net income improved 75% to $22.2 million and $10.2 million from $10.0 million and $5.8 million, respectively,
in  1999.   Diluted  earnings  per common  share  were  $0.80  as
compared  to  $0.75 per share for the six months ended  June  30,
1999.   Results  were positively impacted by a number  of  recent
acquisitions including DPI, KPC, Provost, Manyberries and Shelco, expansions along the MIDLA system, and an improvement in margins for natural gas processing. These results came despite a 63% increase in the weighted average number of diluted common shares outstanding, as a result of stock offerings in May and December 1999 and an increase to 7.8% in the weighted average interest rate for the six months ended June 30, 2000 as compared to 6.5% for the six months ended June 30, 1999. The Company also had a significant increase in its effective income tax rate. Variations for each segment are discussed in the segment results below.

SEGMENT RESULTS

      The Company has segregated its business activities into three segments: Transmission Pipelines, End-User Pipelines, and Gathering Pipelines and Natural Gas Processing. The following tables present certain data for each of the segments for the three-month and six-month periods ended June 30, 2000 and June 30, 1999. As previously discussed, the Company provides marketing services to its customers. For analysis purposes, the Company accounts for the marketing services by recording the marketing activity on the operating segment where it occurs. Therefore, the gross margin for each segment includes a transportation component and a marketing component. The Company evaluates each of its segments on a gross margin basis, which is defined as the revenues of the segment less related direct costs and expenses of the segment and does not include depreciation, interest or allocated corporate overhead.









TRANSMISSION PIPELINES

                              For the Three Months Ended       For the Six Months Ended
                              June 30, 2000     June 30, 1999      June 30, 2000     June 30, 1999
                                           (In thousands, except amounts per MMBtu)

OPERATING REVENUES:
 Marketing Revenue             $ 42,241          $ 21,458           $ 85,690         $ 55,565
 Transportation Fees              8,999             1,281             18,723            3,198

TOTAL OPERATING REVENUES         51,240            22,739            104,413           58,763

OPERATING EXPENSES:
 Marketing Costs                 39,616            18,908             79,294           48,932
 Operating Expenses               1,640             1,379              3,858            2,464

TOTAL OPERATING EXPENSES         41,256            20,287             83,152           51,396

GROSS MARGIN                   $  9,984          $  2,452           $ 21,261         $  7,367


VOLUME (in MMBtu)
 Marketing                       11,131             9,471             26,851           25,784
 Transportation                  27,726            13,423             56,413           28,091

      TOTAL VOLUME               38,857            22,894             83,264           53,875

      GROSS MARGIN per MMBtu   $    .26          $    .11           $    .26         $    .14



Three  Months Ended June 30, 2000 compared to Three Months  Ended
June 30, 1999

      Gross margin for the three months ended June 30, 2000 increased 307% or $7.5 million over the same period in 1999 due primarily to increases in transportation fees ($7.7 million) and marketing margins ($0.1 million) offset by increases in operating expenses ($0.3 million). The $7.7 million increase in transportation fees was a result of the KPC acquisition which occurred in November 1999.

Six  Months Ended June 30, 2000 compared to Six Months Ended June
30, 1999

      Gross margin for the six months ended June 30, 2000 increased 189% or $13.9 million over the same period in 1999 due primarily to increases in transportation fees ($15.5 million) offset by decreases in marketing margins ($0.2 million) and increased operating expenses ($1.4 million). The $15.5 million increase in transportation fees was a result of the KPC acquisition which occurred in November 1999.
















END-USER PIPELINES

                              For the Three Months Ended        For the Six Months Ended
                              June 30, 2000     June 30, 1999      June 30, 2000     June 30, 1999
                                         (In thousands, except amounts per MMBtu)

OPERATING REVENUES:
 Marketing Revenue             $ 39,410         $ 28,745           $ 72,149          $ 56,553
 Transportation Fees                884            1,027              1,658             1,766

TOTAL OPERATING REVENUES         40,294           29,772             73,807            58,319

OPERATING EXPENSES:
 Marketing Costs                 38,502           27,644             69,493            54,366
 Operating Expenses                 176               38                287               138

TOTAL OPERATING EXPENSES         38,678           27,682             69,780            54,504

GROSS MARGIN                   $  1,616         $  2,090           $  4,027          $  3,815


VOLUME (in MMBtu)
 Marketing                        12,055           13,312            25,502            27,218
 Transportation                    6,008            5,947            11,733            11,959

      TOTAL VOLUME                18,063           19,259            37,235            39,177

      GROSS MARGIN per MMBtu   $     .09         $    .11           $   .11          $    .10


Three  Months Ended June 30, 2000 compared to Three Months  Ended
June 30, 1999

      Gross margin for the three months ended June 30, 2000 decreased 23% or $0.5 million over the same period in 1999 due primarily to decreases in transportation fees ($0.2 million) and marketing margins ($0.2 million) and an increase in operating expenses ($0.1 million). The $0.2 million decrease in transportation fees was due to lower margin, higher throughput interruptible transportation and higher natural gas prices which resulted in decreased natural gas demand from a primarily coal fired power generation customer. The marketing margin decreased $0.2 million due to lower throughput volumes as a result of higher natural gas prices. The $0.1 million increase in operating expenses was due primarily to the Southern Industrial acquisition in June 1999.

Six  Months Ended June 30, 2000 compared to Six Months Ended June
30, 1999

      Gross margin for the six months ended June 30, 2000 increased 6% or $0.2 million over the same period in 1999 due primarily to increases in marketing margins ($0.5 million) offset
by   decreases  in  transportation  fees  ($0.1  million)  and
increases in operating expenses ($0.2 million). The marketing margin increased $0.5 million due to increases in higher margin throughput volumes. The $0.1 million decrease in transportation fees was due to lower margin, higher throughput interruptible transportation and higher natural gas prices which resulted in decreased natural gas demand from a primarily coal fired power generation customer. The $0.2 million increase in operating expenses was due primarily to the Southern Industrial acquisition in June 1999.







GATHERING PIPELINES AND NATURAL GAS PROCESSING

                                 For the Three Months Ended       For the Six Months Ended
                              June 30, 2000     June 30, 1999      June 30, 2000     June 30, 1999
                                           (In thousands, except amounts per MMBtu)

OPERATING REVENUES:
 Marketing Revenue            $ 56,829          $ 24,184           $109,675          $ 37,324
 Transportation Fees             5,147             3,384              9,326             5,370
 Processing Revenues             9,068             3,213             16,689             5,107

TOTAL OPERATING REVENUES        71,044            30,781            135,690            47,801

OPERATING EXPENSES:
 Marketing Costs                 53,886            20,290           102,873            31,756
 Operating Expenses               5,357             4,166            10,203             6,032
 Processing Costs                 5,622             2,880            10,964             4,901

TOTAL OPERATING EXPENSES         64,865            27,336           124,040            42,689

GROSS MARGIN                   $  6,179          $  3,445         $  11,650          $  5,112


VOLUME (in MMBtu)
 Marketing                       12,938             9,320            24,955            14,445
 Transportation                  30,884            23,232            60,655            42,789
 Processing                       4,159             2,080             7,557             4,041

      TOTAL VOLUME               47,981            34,632            93,167            61,275

      GROSS MARGIN per MMBtu   $    .13          $    .10          $    .13          $    .08


































Three  Months Ended June 30, 2000 compared to Three Months  Ended
June 30, 1999

      Gross margin for the three months ended June 30, 2000 increased 79% or $2.7 million over the same period in 1999 due primarily to increased processing margins and the earnings impact of acquisitions in the marketing, gathering and transportation areas. Processing margins increased $3.1 million or 934% over the same quarter in 1999 due to increased processed volumes provided by the Gloria and Provost acquisitions, increased processed volumes on the Anadarko System, and increased volumes on other existing systems. In addition, the Company's NGL hedging activity locked in spreads on approximately 70% of its physical NGL production that were $.073/MMBtu higher than the second quarter of 1999. The increase in the spread between the MMBtu equivalent price of natural gas liquids and natural gas also contributed to increased margins on the remaining 30% of NGL production. Increased gathering volumes provided $1.8 million of the increase in gross margin primarily due to the acquisition of additional offshore gathering systems, the Manyberries crude oil gathering system and Shelco, which was merged into DPI.

Six  Months Ended June 30, 2000 compared to Six Months Ended June
30, 1999

      Gross margin for the six months ended June 30, 2000 increased 128% or $6.5 million over the same period in 1999. This increase was due primarily to increased processing spreads and the impact of acquisitions in transportation and processing. Processing spreads on our unhedged NGL production increased
approximately  $.94/MMBtu  from the same  period  in  1999.   The
Company's NGL hedging activity also locked in 2000 spreads that were an average of $.28/MMBtu higher than processing spread levels for the first six months of 1999. Marketing margins, transportation fees and processing margins increased by $10.7 million primarily due to increased volumes from the acquisitions of DPI and the Calmar facility in March 1999, several offshore gathering systems in third quarter 1999, and Provost, Shelco and Manyberries in 2000. This was offset by an increase in operating expenses of $4.2 million from these acquisitions.


OTHER INCOME, COSTS AND EXPENSES

      Other revenues for the three and six months ended June 30, 2000 increased to $0.4 million and $0.8 million from $0.2 million and $0.6 million for the same periods in 1999. This increase was primarily attributable to an increase in income earned on mobile processing plant facilities constructed for our customers.

      Depreciation, depletion and amortization for the three and six months ended June 30, 2000 increased to $3.7 million and $7.2 million, respectively from $1.5 million and $2.9 million for the same periods in 1999. This increase was primarily due to increased depreciation and amortization on assets acquired in the KPC, DPI/Flare, and Calmar acquisitions.

      General and administrative expenses for the three and six months ended June 30, 2000 increased to $4.4 million and $8.4 million, respectively from $2.1 million and $4.0 million for the same periods in 1999. The increase was due to increased costs associated with the management of the assets acquired in the KPC, DPI/Flare and Calmar acquisitions. In addition, as the Company continues to integrate recent acquisitions and move functions from the field offices to the corporate office, it is anticipated that corporate general and administrative expense will continue to increase while operating expenses will decrease. General and administrative expenses, as a percentage of gross margin, decreased to 22% for the six months ended June 30, 2000 from 23% for the same period in 1999.

     Interest expense for the three and six months ended June 30, 2000 increased to $4.7 million and $9.6 million from $1.4 million and $2.9 million for the same periods in 1999. This increase was due to an increase in the debt level as well as an increase in the weighted average interest rate. The Company was servicing an average of $261.0 million and $254.0 million in debt for the three and six months ended June 30, 2000 as compared to $96.3 million and $97.0 million in debt for the same periods in 1999. The increased debt level in 2000 was primarily associated with the debt used to finance the Company's KPC acquisition in November 1999. The Company's weighted average interest rate for the three and six months ended June 30, 2000 increased to 7.7% and 7.8%, respectively from 6.3% and 6.5% for the same periods in 1999.

INCOME TAXES

      The Company's income tax provision for the three and six months ended June 30, 2000 increased to $1.3 million and $2.4 million, respectively, from $0.5 million and $1.2 million in 1999. The Company's effective tax rate for the three and six months ended June 30, 2000 was 25.1% and 19.1%, respectively, compared to 17.2% and 17.3% in 1999. The effective tax rate for the remainder of 2000 is expected to be closer to the federal statutory rate of 34%.

      As of June 30, 2000, the Company has NOL carryforwards of approximately $8.0 million, expiring in various amounts from 2003 through 2018. These loss carryforwards were generated by companies acquired by Midcoast. The ability of the Company to utilize the carryforwards is dependent upon the Company generating sufficient taxable income and will be affected by annual limitations (currently estimated at $6.7 million) on the use of such carryforwards due to a change in shareholder control under section 382 of the Internal Revenue Code triggered by the Company's July 1997 Common Stock offering and the change of ownership created by the acquisition of Republic and DPI.

RATES AND REGULATORY MATTERS

     Each of our transmission pipeline systems has contracts covering a portion of their firm transportation capacity with various terms of maturity, and each operates in different markets and regions with different competitive and regulatory pressures which can impact their ability to renegotiate and renew existing contracts, or enter into new long-term firm transportation commitments.

       KPC filed a rate case pursuant to Section 4 of the NGA on August 27, 1999 (FERC Docket No. RP99-485-000). KPC's proposed rates reflect an annual revenue increase when compared to its initial FERC-approved rates. The rates have been protested by KPC's two principal customers and by the state public utility commissions that regulate them. On September 30, 1999, the FERC issued an order that set KPC's proposed rates for hearing and accepted and suspended the rates to be effective March 1, 2000, subject to possible refund. However, through June 30, 2000, KPC is continuing to charge its customers the initial FERC-approved rates. The Section 4 rate case proceeding will determine whether the rates proposed by KPC for interstate transportation of natural gas are just and reasonable, and to the extent which KPC may recover all or any part of the proposed rate increase that it has not charged to its customers prior to approval. A procedural schedule in the case has been adopted by the Presiding Administrative Law Judge. A hearing date is set for September 26, 2000.

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

CAPITAL RESOURCES AND LIQUIDITY

      Since  1996,  the  Company has acquired approximately  $384 million of pipeline systems. Capital requirements have been funded through equity infusions from common stock offerings, borrowings from various commercial banks and cash flow from operations.

      The Company has raised net proceeds of approximately $128 million in four common stock offerings since being listed on the American Stock Exchange in August 1996. These capital infusions and the stability of our cash flow has allowed the Company the financial flexibility to utilize lower cost conventional bank debt financing to fund a large part of its growth. The Company's long-term debt to total capitalization ratio increased to 60% at June 30, 2000 from 33% at June 30, 1999.

      In November 1999, March 2000 and again in June 2000, the Company amended and restated its bank financing agreement under the certain Amended and Restated Credit Agreement dated August 31, 1998. The amendments added additional banks to the syndicate, increased our borrowing availability, modified our letter of credit facility, extended the maturity five years to November 2004, modified financial covenants, established waiver and amendment approvals, and changed the method to determine the interest rate to be charged.

      The amendments to the credit agreement increased our borrowing availability from $125 million to $300 million, with a provision to increase up to $400 million. The amended credit agreement provides borrowing availability as follows: (i) up to a $50 million sublimit for the issuance of standby and commercial letters of credit and (ii) the difference between the $300 million and the used sublimit available as a revolving credit facility. At the option of the Company, borrowings under the amended credit agreement accrue interest at LIBOR plus an applicable margin or the higher of the Bank of America prime rate or the Federal Funds (base rate borrowings) rate plus an applicable margin.

     The applicable margin percentage to be added to the interest rate is based on the Company's debt to total capitalization ratio at the end of the previous fiscal quarter. The Company is charged a margin between 1.0% and 2.0% on LIBOR based borrowings and between 0.0% and 0.5% on base rate borrowings as the Company's total debt to total capitalization ratio ranges from under 40% to over 65%, respectively. The Company is currently being charged margins of 1.5% on LIBOR borrowings and no margin on base rate borrowings.

      The credit agreement is secured by all accounts receivable, contracts, and the pledge of all of our subsidiaries' stock and a first lien security interest in our pipeline systems. It also contains a number of customary covenants that require us to maintain certain financial ratios and limit our ability to incur additional indebtedness, transfer or sell assets, create liens, or enter into a merger or consolidation. At June 30, 2000, the Company had approximately $42.3 million of available capacity under its credit agreement.

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

COMMODITY PRICE RISK

     The Company's commodity price risk exposure arises from inventory balances and fixed price purchase and sale commitments. The Company uses exchange-traded commodity futures contracts and swap contracts to manage and hedge price risk related to these market exposures. The futures contracts have pricing terms indexed to the New York Mercantile Exchange.

     Natural gas futures involve the buying and selling of natural gas at a fixed price. Over-the-counter swap agreements require the Company to receive or make payments based on the difference between a fixed price and the actual price of natural gas. The Company uses futures and swaps to manage margins on offsetting fixed-price purchase or sales commitments for physical quantities of natural gas.

     The company also uses over-the-counter swaps to hedge its physical exposure to processing spread risk. Processing spreads are the difference between the price the company receives for the sale of natural gas liquids and the price it pays for the natural gas equivalent on a heating value basis (MMBtu's). The company has locked in a fixed processing spread on approximately 70% of its NGL production through December 2000.

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

     The first interest rate swap agreement was entered into with Bank One in December 1997. The swap agreement effectively established a fixed interest rate setting of 6.02% for a two-year period on a notional amount of $25 million. This swap agreement was subsequently transferred to Bank of America in November 1998 and replaced with a new swap agreement. The new swap agreement provides a fixed 5.09% interest rate to the Company with a new two year termination date of December 2000 which may, however, be extended through December 2003 at Bank of America's option on the last day of the initial term. The variable three-month LIBOR rate is reset quarterly based on the prevailing market rate and the Company is obligated to reimburse Bank of America when the three-month LIBOR rate is reset below 5.09%. Conversely, Bank of America is obligated to reimburse the Company when the three-month LIBOR rate is reset above 5.09%. At June 30, 2000 and
1999, the fair value of this interest rate swap through the initial termination date was a net asset of approximately $224,080 and a net liability of approximately $200,000, respectively.

      The second interest rate swap agreement was entered into with CIBC in October 1998. The swap agreement effectively established a fixed interest rate setting of 4.475% for a three-year period on a notional amount of $40 million. The agreement, however, may be extended an additional two years through November 2003 at CIBC's option on the last day of the initial term. The variable three-month LIBOR rate is reset quarterly based on the prevailing market rate and the Company is obligated to reimburse CIBC when the three-month LIBOR rate is reset below 4.475%. Conversely, CIBC is obligated to reimburse the Company when the three-month LIBOR rate is reset above 4.475%. At June 30, 2000 and 1999, the fair value of this interest rate swap through the initial termination date was a net asset of approximately $1,421,671 and $1,500,000, respectively.

      The effect of these swap agreements was to lower interest expense by $656,842 and $139,000 in the six months ended June 30, 2000 and 1999, respectively.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on May 16, 2000. Shareholders of record at the close of business on March 31, 2000 were entitled to vote. The shareholders voted on nominations to elect six Directors to the Board of Directors and approve an amendment to the 1996 Incentive Stock Plan to increase the number of shares authorized for issuance under the plan by 468,750 shares of common stock to an aggregate of 1,000,000 shares. For additional information concerning the Annual Meeting of Shareholders please see the Company's proxy statement dated April 14, 2000.

The Shareholders elected each of the six directors nominated for the board of directors as follows:

 Directors             Votes For  Votes Against   Abstaining  Broker No-Votes
 Dan C. Tutcher       10,777,807             -       107,491                -
 I.J. Berthelot, II   10,777,785             -       107,593                -
 Richard N. Richards  10,777,785             -       107,593                -
 Ted Collins, Jr.     10,777,785             -       107,593                -
 Curtis J. Dufour III 10,777,785             -       107,593                -
 Bruce M. Withers     10,777,301             -       107,996                -

The shareholders approved the proposal to amend to the 1996
Incentive Stock Plan as follows:
                       Votes For  Votes Against   Abstaining  Broker No-Votes
1996 Incentive
     Stock Plan        7,296,573      3,572,097       16,526               -

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

 Date: August 14, 2000