Form 10-Q
period 2000-09-30
MIDCOAST ENERGY RESOURCES INC
filed 2000-11-14
CIK 276327

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2000

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


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


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 650-8900


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

     On November 14, 2000 there were outstanding 12,491,684 shares of the Company's common stock, par value $.01 per share.

================================================================================

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                               TABLE OF CONTENTS


                           Caption                                    Page
                           -------                                    ----

Glossary...........................................................    iii

Part I.   Financial Information

  Item 1.   Condensed Consolidated Financial Statements

     Unaudited Condensed Consolidated Balance Sheets as of
      September 30, 2000 and December 31, 1999.....................     1

     Unaudited Condensed Consolidated Statements of Operations for
      the three months and nine months ended September 30, 2000 and
      September 30, 1999...........................................     2

     Unaudited Condensed Consolidated Statements of Comprehensive
      Income for the three months and nine months ended
      September 30, 2000 and September 30, 1999....................     3

     Unaudited Condensed Consolidated Statements of Cash Flows for
      the three months and nine months ended September 30, 2000 and
      September 30, 1999...........................................     4

     Notes to Unaudited Condensed Consolidated Financial
      Statements...................................................     5

  Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations.............................    11

  Item 3. Quantitative and Qualitative Disclosures about Market
   Risk............................................................    19

Part II.  Other Information........................................    20

Signature..........................................................    21

                                    GLOSSARY

      The following abbreviations, acronyms, or defined terms used in this Form10-Q are defined below:

Bbl...................   42 U.S. gallon barrel

Board.................   Board of directors of Midcoast Energy Resources, Inc.

Btu...................   British thermal unit

Common Stock..........   Midcoast common stock, par value $.01 per share

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

EBITDA................   Earnings Before Interest, Taxes, Depreciation and
                         Amortization

EPS...................   Diluted earnings per share

FASB..................   Financial Accounting Standards Board

FERC..................   Federal Energy Regulatory Commission

KPC Acquisition.......   The November 1999 acquisition of Kansas Pipeline
                         Company and MarGasCo

KPC System............   A 1,120-mile interstate transmission pipeline

LIBOR.................   London Inter Bank Offering Rate

Mcf/day...............   Thousand cubic feet of gas (per day)

Midcoast..............   Midcoast Energy Resources, Inc.

MIDLA Acquisition.....   The October 1997 acquisition of the MLGC and MLGT
                         Systems

MIT Acquisition.......   The May 1997 acquisition of the MIT and TRIGAS Systems

MIT System............   A 288-mile interstate transmission pipeline

MLGC System...........   A 386-mile interstate transmission pipeline

MLGT System...........   A Louisiana intrastate pipeline

MMBtu.................   Million British thermal units

MMcf/day..............   Million cubic feet of gas (per day)

NGL...................   Natural gas liquid

NOL...................   Net operating loss

SeaCrest..............   SeaCrest Company, L.L.C., a 70% owned subsidiary of Mid
                         Louisiana Gas Transmission Company, which is a wholly owned subsidiary of Midcoast Energy Resources, Inc.

SFAS..................   Statement of Financial Accounting Standards

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)


                                                                                                September 30,           December 31,
                                                                                                    2000                    1999
                                                                                               -------------           ------------
                                                ASSETS

CURRENT ASSETS:
  Cash and cash equivalents..............................................................          $   3,487               $  2,345
  Accounts receivable, net of allowance of $1,180 and $1,484, respectively...............             82,463                 55,189
  Other current assets...................................................................              6,336                  4,905
                                                                                         -------------------       ----------------
     Total Current Assets................................................................             92,286                 62,439
                                                                                         -------------------       ----------------
PROPERTY, PLANT AND EQUIPMENT, NET.......................................................            404,899                392,969

OTHER ASSETS.............................................................................             24,169                 22,964
                                                                                         -------------------       ----------------
     Total Assets........................................................................           $521,354               $478,372
                                                                                         ===================       ================


                              LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES......................................................................          $  84,157               $ 63,978

LONG-TERM DEBT...........................................................................            249,397                240,000

OTHER LIABILITIES........................................................................              2,079                  2,147

DEFERRED INCOME TAXES....................................................................             14,694                 11,034

COMMITMENTS AND CONTINGENCIES (Note 3)...................................................                  -                      -

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES...........................................                557                    536

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share; authorized 31,250,000 shares;
        issued 12,732,359 and 12,721,980 shares, respectively............................                127                    127
  Paid-in capital........................................................................            165,871                165,964
  Retained earnings (accumulated deficit)................................................              8,426                 (2,915)
  Accumulated other comprehensive income (loss)..........................................                (39)                    71)
  Treasury stock (at cost), 245,175 and 161,156 shares, respectively.....................             (3,915)                (2,570)
                                                                                         -------------------       ----------------
     Total Shareholders' Equity..........................................................            170,470                160,677
                                                                                         -------------------       ----------------
     Total Liabilities and Shareholders' Equity..........................................          $ 521,354              $ 478,372
                                                                                         ===================       ================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)


                                                                   FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                               ----------------------------------  --------------------------------
                                                                SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                                    2000              1999              2000              1999
                                                               --------------     ---------------  --------------     -------------
OPERATING REVENUES:
     Energy marketing revenue................................     $   172,121     $    90,852      $   439,636        $    240,294
     Transportation fees.....................................          14,871           5,206           44,578              15,540
     Natural gas processing revenue..........................          10,037           5,269           26,726              10,376
     Other...................................................             647             517            1,453               1,155
                                                                  -----------     -----------      -----------         -----------
Total operating revenues.....................................         197,676         101,844          512,393             267,365
                                                                  -----------     -----------      -----------         -----------
OPERATING EXPENSES:
     Energy marketing expenses...............................         163,713          84,663          415,372             219,717
     Natural gas processing costs............................           6,821           3,451           17,785               8,352
     Other operating expenses................................           7,825           6,003           22,174              14,637
     Depreciation, depletion and amortization................           4,174           1,850           11,364               4,793
     General and administrative..............................           4,446           1,986           12,804               5,936
                                                                  -----------     -----------      -----------         -----------

Total operating expenses.....................................         186,979          97,953          479,499             253,435
                                                                  -----------     -----------      -----------         -----------

OPERATING INCOME.............................................          10,697           3,891           32,894              13,930

NON-OPERATING ITEMS:
     Interest expense........................................          (5,328)           (775)         (14,951)             (3,651)
     Minority interest in consolidated subsidiaries..........             (25)             (5)             (51)                (28)
     Other income (expense), net.............................             132             (23)             217                (115)
                                                                  -----------     -----------      -----------        ------------
INCOME BEFORE INCOME TAXES...................................           5,476           3,088           18,109              10,136

PROVISION FOR INCOME TAXES:
     Current.................................................             (69)            (497)           (472)             (1,326)
     Deferred................................................          (1,649)             167          (3,659)               (221)
                                                                  -----------     ------------     -----------        ------------
NET INCOME...................................................     $     3,758     $     2,758      $    13,978        $      8,589
                                                                  ===========     ============     ===========        ============
EARNINGS PER COMMON SHARE:

  BASIC......................................................     $     0.30      $       0.26     $      1.12        $       1.00
                                                                  ===========     ============     ===========        ============
  DILUTED....................................................     $     0.30      $       0.26     $      1.10        $       0.98
                                                                  ===========     ============     ===========        ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

  BASIC......................................................      12,477,698       10,559,172      12,504,058           8,585,037
                                                                  ===========     ============     ===========        ============
  DILUTED....................................................      12,725,235       10,795,517      12,728,533           8,804,258
                                                                  ===========     ============     ===========        ============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (In thousands)


                                                         FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                     ---------------------------------       ---------------------------------
                                                     SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                         2000                1999                2000                1999
                                                     -------------       ------------        ------------        -------------
Net income........................................          $3,758             $2,758             $13,978              $8,589
Foreign currency translation adjustment...........            (112)                78                (110)                (68)
                                                     -------------       ------------        ------------        ------------
Comprehensive income..............................          $3,646             $2,836             $13,868              $8,521
                                                     =============       ============        ============        ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                       For the Three Months Ended       For the Nine Months Ended
                                                                      ----------------------------     ----------------------------
                                                                       September 30,  September 30,   September 30,  September 30,
                                                                           2000          1999             2000          1999
                                                                       ----------    -------------    ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................        $  3,758        $  2,758        $ 13,978        $   8,589
  Adjustments to reconcile net income to net cash
      from operating activities:
      Depreciation, depletion and amortization.................           4,174           1,850          11,364            4,793
      Deferred income taxes....................................           1,649            (167)          3,659              221
      Minority interest in consolidated subsidiaries...........              25               5              51               28
      Gain on sale of plant assets.............................            (101)              -            (101)               -
      Other....................................................            (317)             72            (236)              36
      Changes in working capital accounts, net of effects of
          acquisitions:
          (Increase) decrease in accounts receivable...........          (4,130)          2,164         (23,795)         (15,147)
          (Increase) decrease in other current assets..........             857            (212)         (3,288)            (238)
          Increase (decrease) in accounts payable and accrued
          liabilities..........................................           9,757         (12,455)         19,942            6,880
                                                                       --------        --------        --------        ---------
Net cash provided by (used in) operating activities............          15,672          (5,985)         21,574            5,162
                                                                       --------        --------        --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions.................................................            (300)         (3,998)        (13,320)         (34,388)
  Capital expenditures.........................................          (3,786)         (3,040)        (10,205)         (14,788)
  Proceeds from sale of plant assets...........................             111               -             111                -
  Net advances to equity investee..............................             188               -              27                -
  Other........................................................            (617)           (385)         (1,619)            (197)
                                                                       --------        --------        --------        ---------
Net cash used in investing activities..........................          (4,404)         (7,423)        (25,006)         (49,373)
                                                                       --------        --------        --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank debt borrowings.........................................          18,200          10,243          91,476          130,613
  Bank debt repayments.........................................         (26,426)            (26)        (82,150)        (135,811)
  Net proceeds from equity offering............................               -               -               -           54,583
  Treasury stock purchases.....................................             (55)              -          (1,345)          (2,406)
  Dividends on common stock....................................            (879)           (747)         (2,639)          (1,668)
  Other........................................................            (306)           (110)           (768)             168
                                                                       --------        --------        --------        ---------
Net cash provided by (used in) financing activities............          (9,466)          9,360           4,574           45,479
                                                                       --------        --------        --------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........           1,802          (4,048)          1,142            1,268
                                                                       --------        --------        --------        ---------
CASH AND CASH EQUIVALENTS, beginning of period.................           1,685           5,516           2,345              200
                                                                       --------        --------        --------        ---------
CASH AND CASH EQUIVALENTS, end of period.......................        $  3,487        $  1,468        $  3,487        $   1,468
                                                                       ========        ========        ========        =========
SUPPLEMENTAL DISCLOSURES:

     Cash paid for interest....................................        $  7,257        $  1,077        $ 15,655        $   5,326
                                                                       ========        ========        ========        =========
     Cash paid for income taxes................................        $      -        $    250        $  1,600        $     310
                                                                       ========        ========        ========        =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial information has been prepared by Midcoast in accordance with the instructions to Form 10-Q. The unaudited information furnished reflects all adjustments, all of which were of a normal recurring nature, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated balance sheet at December 31, 1999 is derived from the audited financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain reclassification entries were made with regard to the condensed consolidated financial statements for the periods presented in 1999 so that the presentation of the information is consistent with reporting for the condensed consolidated financial statements in 2000. It is suggested that the financial information be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued


MIT ACQUISITION CONTINGENCY

     As part of the Company's MIT Acquisition, the Company has agreed to pay additional contingent annual payments, which will be treated as deferred purchase price adjustments, not to exceed $250,000 per year. The amount each year is dependent upon revenues received by the Company from certain gas transportation contracts. The contingency is due over an eight-year period
commencing April 1, 1998 and payable at the end of each anniversary date.   The
Company is obligated to pay annually the lesser of 50% of the gross revenues received under these contracts or $250,000. Through September 30, 2000, the Company has made payments of $500,000 and has accrued an additional $125,000 under the contingency.

DPI ACQUISITION CONTINGENCY

     As part of the DPI acquisition, the Company agreed that, in the event that the Company approves certain long-term DPI or Flare projects and these projects are placed under contract and in service, the Company would be obligated to pay the DPI shareholders additional consideration of up to $2.5 million. This contingency expires on March 11, 2002. As of September 30, 2000, none of the identified projects have been constructed and therefore no contingent payments have been accrued.

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

     KPC filed a rate case pursuant to Section 4 of the NGA on August 27, 1999 (FERC Docket No. RP99-485-000). KPC's proposed rates reflect an annual revenue increase when compared to its initial FERC-approved rates. The rates have been protested by KPC's two principal customers and by the state public utility commissions that regulate them. On September 30, 1999, the FERC issued an order that set KPC's proposed rates for hearing and accepted and suspended the rates to be effective March 1, 2000, subject to possible refund. However, through September 30, 2000, KPC is continuing to charge its customers the initial FERC-approved rates. Additionally, the two customers have been paying only a portion of the Company's invoices pursuant to their protest of the current rates. The resultant unpaid balance from both customers at September 30, 2000 was approximately $432,000. The Section 4 rate case proceeding will determine whether the rates proposed by KPC for interstate transportation of natural gas are just and reasonable, and to the extent which KPC may recover all or any part of the proposed rate increase that it has not charged to its customers prior to approval. The hearing related to the proposed increase commenced on September 26, 2000 and concluded on October 20, 2000. A final Commission decision is not expected until at least the fourth quarter of 2001.

     While we cannot predict with certainty the final outcome or timing of the resolution of rates and regulatory matters, the outcome of our current re-contracting and capacity subscription efforts, or the outcome of ongoing industry trends and initiatives, we believe the ultimate resolution of these issues will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

4.   EARNINGS PER SHARE:

     Basic and diluted earnings per share amounts are presented below for the three months and nine months ended September 30 (in thousands, except per share amounts):

                                                             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                     --------------------------------------------------------------------------------------
                                                     2000                                         1999
                                     --------------------------------------------------------------------------------------
                                                    Average                                      Average
                                                     Shares       Earnings Per                    Shares       Earnings Per
                                     Net Income   Outstanding        Share        Net Income   Outstanding        Share
                                     ----------   -----------     ------------    ----------   -----------     ------------
Basic.............................       $3,758      12,478            $.30          $2,758        10,559          $.26
Effect of dilutive securities:
 Stock options....................            -         184               -               -           165             -
 Warrants.........................            -          63               -               -            72             -
                                         ------      ------            ----          ------        ------          ----
Diluted...........................       $3,758      12,725            $.30          $2,758        10,796          $.26
                                         ======      ======            ====          ======        ======          ====

                                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                     --------------------------------------------------------------------------------------
                                                     2000                                         1999
                                     --------------------------------------------------------------------------------------
                                                    Average                                      Average
                                                     Shares       Earnings Per                    Shares       Earnings Per
                                     Net Income   Outstanding        Share        Net Income   Outstanding        Share
                                     ----------   -----------     ------------    ----------   -----------     ------------
Basic.............................      $13,978      12,504            $1.12         $8,589         8,585         $1.00
Effect of dilutive securities:
 Stock options....................            -         165             (.02)             -           156          (.02)
 Warrants.........................            -          60                -              -            63             -
                                         ------      ------            -----         ------        ------         -----
Diluted...........................      $13,978      12,729            $1.10         $8,589         8,804         $ .98
                                         ======      ======            =====         ======        ======         =====

5.   SEGMENT DATA:

     The Company conducts its business of gathering, transporting, processing and marketing natural gas and other petroleum products through its transmission, end-user, and processing and gathering segments. The Company's operations are segregated into reportable segments based on the type of business activity and type of customer served. The Company's transmission pipelines primarily receive and deliver natural gas to and from other pipelines, and secondarily, provide end-user or gathering functions. Transportation fees are received by the Company for transporting natural gas owned by other parties through the Company's pipeline systems. The Company's end-user pipelines provide natural gas and natural gas transportation services to industrial customers, municipalities or electrical generating facilities through interconnect natural gas pipelines constructed or acquired by the Company. These pipelines provide a direct supply of natural gas to new industrial facilities or to existing facilities as an alternative to the local distribution company. The Company's processing and gathering systems typically consist of a network of pipelines which collect natural gas or crude oil from points near producing wells, process the natural gas, and transport oil and natural gas to larger pipelines for further transmission. The Company's natural gas processing revenues are realized from the extraction and sale of NGL's as well as the sale of the residual natural gas. In addition, the Company provides natural gas marketing services to its customers within each of the three segments. The Company's marketing activities include providing natural gas supply and sales services to some of its end-user customers by purchasing the natural gas supply from other marketers or pipeline affiliates and reselling the natural gas to the end-user. The Company also purchases natural gas directly from well operators on many of the Company's gathering systems and resells the natural gas to other marketers or pipeline affiliates. Many of the contracts pertaining to the Company's natural gas marketing activities are month-to-month spot market transactions with numerous gas suppliers or producers in the industry. The Company also offers other natural gas services to some of its customers including management of capacity release and gas balancing.

     The Company evaluates each of its segments on a gross margin basis, which is defined as the revenues of the segment less related direct costs and expenses of the segment and does not include depreciation, depletion and amortization, interest or allocated corporate overhead. The "Other" column includes results of processing plant construction projects, which includes planning, fabrication, installation and facility operations and management as

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued


well as general corporate items. The accounting policies of the segments are the same as those described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The following tables present certain financial information relating to the Company's business segments as of or for the three months and nine months ended September 30, 2000 and 1999:

                                                                AS OF OR FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                    -----------------------------------------------------------------------------
                                                    Transmission        End-User       Gathering and
                                                      Pipelines        Pipelines         Processing         Other          Total
                                                    -----------------------------------------------------------------------------
                                                                                   (In thousands)
 Revenues:
   Domestic......................................       $ 64,312         $43,634            $ 87,822       $   647       $196,415
   Foreign.......................................              -               -               1,261             -          1,261
                                                        --------         -------            --------       -------       --------
 Total Revenues..................................         64,312          43,634              89,083           647        197,676

 Gross Margin....................................         12,552           2,620               3,498           647         19,317
 Depreciation, Depletion and Amortization........         (2,018)           (277)             (1,601)         (278)        (4,174)
 General and Administrative......................              -               -                   -        (4,446)        (4,446)
 Interest Expense................................              -               -                   -        (5,328)        (5,328)
 Other, net......................................              -               -                   -           107            107
                                                        --------         -------            --------       -------       --------
 Income before Income Taxes......................         10,534           2,343               1,897        (9,298)         5,476
                                                        ========         =======            ========       =======       ========
 Assets:
   Domestic......................................        292,532          71,203             121,970         9,717        495,422
   Foreign.......................................              -               -              25,932             -         25,932
                                                        --------         -------            --------       -------       --------
    Total Assets.................................        292,532          71,203             147,902         9,717        521,354
                                                        ========         =======            ========       =======       ========
    Capital Expenditures (excluding acquisitions)            280           2,049                 794           663          3,786
                                                        ========         =======            ========       =======       ========

                                                                AS OF OR FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                    ------------------------------------------------------------------------------
                                                    Transmission        End-User       Gathering and
                                                      Pipelines        Pipelines         Processing         Other          Total
                                                    ------------------------------------------------------------------------------
                                                                                    (In thousands)
 Revenues:
   Domestic......................................        $25,530         $32,889            $ 42,372       $   517        $101,308
   Foreign.......................................              -               -                 536             -             536
                                                        --------         -------            --------       -------       --------
 Total Revenues..................................         25,530          32,889              42,908           517         101,844

 Gross Margin....................................          3,562           2,219               1,429           517           7,727
 Depreciation, Depletion and Amortization........           (352)           (251)             (1,126)         (121)         (1,850)
 General and Administrative......................              -               -                   -        (1,986)         (1,986)
 Interest Expense................................              -               -                   -          (775)           (775)
 Other, net......................................              -               -                   -           (28)            (28)
                                                        --------         -------            --------       -------       --------
 Income before Income Taxes......................          3,210           1,968                 303        (2,393)          3,088
                                                        ========         =======            ========       =======       ========
 Assets:
   Domestic......................................         73,239          67,704              90,677         8,901         240,521
   Foreign.......................................              -               -              14,563             -          14,563
                                                        --------         -------            --------       -------       --------
   Total Assets..................................         73,239          67,704             105,240         8,901         255,084
                                                        ========         =======            ========       =======       ========
 Capital Expenditures (excluding acquisitions)...          1,123             579                 682           656           3,040
                                                        ========         =======            ========       =======       ========

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued



                                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                    ----------------------------------------------------------------------
                                                    Transmission      End-User     Gathering and
                                                      Pipelines      Pipelines       Processing        Other        Total
                                                    ----------------------------------------------------------------------
                                                                                (In thousands)
 Revenues:
   Domestic......................................       $168,725      $117,441          $220,537     $  1,453     $508,156
   Foreign.......................................              -             -             4,237            -        4,237
                                                        --------      --------          --------     --------     --------
 Total Revenues..................................        168,725       117,441           224,774        1,453      512,393

 Gross Margin....................................         33,813         6,647            15,149        1,453       57,062
 Depreciation, Depletion and Amortization........         (5,803)         (798)           (4,011)        (752)     (11,364)
 General and Administrative......................              -             -                 -      (12,804)     (12,804)
 Interest Expense................................              -             -                 -      (14,951)     (14,951)
 Other, net......................................              -             -                 -          166          166
                                                        --------      --------          --------     --------     --------
 Income before Income Taxes......................         28,010         5,849            11,138      (26,888)      18,109
                                                        ========      ========          ========     ========     ========
 Capital Expenditures (excluding acquisitions)...            775         4,906             3,113        1,411       10,205
                                                        ========      ========          ========     ========     ========

                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                    -------------------------------------------------------------------

                                                    Transmission    End-User     Gathering and      Other        Total
                                                      Pipelines    Pipelines       Processing

                                                    -------------------------------------------------------------------

                                                                             (In thousands)
 Revenues:
   Domestic......................................        $83,518     $90,999       $90,491         $ 1,155     $266,163
   Foreign.......................................              -           -         1,202               -        1,202
                                                         -------     -------       -------         -------     --------
 Total Revenues..................................         83,518      90,999        91,693           1,155      267,365

Gross Margin....................................          10,154       5,825         7,525           1,155       24,659
 Depreciation, Depletion and Amortization........         (1,088)       (677)       (2,705)           (323)      (4,793)
 General and Administrative......................              -           -             -          (5,936)      (5,936)
 Interest Expense................................              -           -             -          (3,651)      (3,651)
 Other, net......................................              -           -             -            (143)        (143)
                                                         -------     -------       -------         -------     --------
  Income before Income Taxes......................         9,066       5,148         4,820          (8,898)      10,136
                                                         =======     =======       =======         =======     ========
  Capital Expenditures (excluding acquisitions)...         5,967       4,431         3,251           1,139       14,788
                                                         =======     =======       =======         =======     ========

6.     NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

  The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS No. 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The standard was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", in June 1999 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", in June 2000 and is effective for fiscal years

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued


beginning after June 15, 2000. The Company does not believe adoption of this pronouncement will materially effect the Company's consolidated financial position, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", to provide guidance for revenue recognition issues and disclosure requirements. Subsequently, the SEC issued SAB No. 101A, "Amendment: Revenue Recognition in Financial Statements", SAB No. 101B, "Second Amendment: Revenue Recognition in Financial Statements", which ultimately delayed implementation to the fourth quarter of fiscal years beginning after December 15, 1999. SAB No. 101 covers a wide range of revenue recognition topics and summarizes the staff's interpretations on the application of generally accepted accounting principles to revenue recognition. The Company does not believe this standard will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

7.  UNUSUAL CHARGE:

     During the fourth quarter of 1999, the Company recorded a pre-tax unusual charge totaling $2.7 million ($2.2 million after tax) related to streamlining efforts announced in November 1999. The charge primarily relates to the severance and benefits of approximately 50 employees who were involuntarily terminated. The following table shows the status of, and changes to, the restructuring reserve for the first nine months of 2000.

Reserve at December 31, 1999....................    $ 1,701,009)
    Expenditures................................     (1,568,009)
                                                    -----------
Reserve at September 30, 2000...................    $   133,000
                                                    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of the Company included elsewhere herein and with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

GENERAL

     Since its formation, the Company has grown significantly as a result of the construction and acquisition of new pipeline facilities. From January 1996 through September 2000, the Company acquired or constructed 76 systems for an aggregate cost of approximately $384 million. The Company believes the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired and newly constructed pipeline systems. As the Company pursues its growth strategy in the future, its financial position and results of operations may fluctuate significantly from period to period.

     The Company's results of operations are determined primarily by the volumes of natural gas transported, purchased and sold through its pipeline systems or processed at its processing facilities. With the exception of the Company's natural gas processing activities, whose margins fluctuate with commodity prices, the Company's revenues are derived from fee-based sources. In addition, most of the Company's operating costs do not vary directly with volumes on existing systems, thus, increases or decreases in transportation volumes generally have a direct effect on net income. The Company derives its revenues from three primary sources: (i) the marketing of natural gas and other petroleum products, (ii) transportation fees from pipeline systems owned by the Company and (iii) the processing of natural gas.

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

     The Company has had quarter-to-quarter fluctuations in its financial results in the past due to the fact that the Company's natural gas sales and pipeline throughputs can be affected by changes in demand for natural gas primarily because of the weather. In particular, demand on the Magnolia, MIT and MIDLA systems fluctuates due to weather variations because of the large municipal and other seasonal customers that are served by the respective systems. As a result, the winter months have historically generated more income than summer months on these systems. There can be no assurances that the Company's efforts to minimize such effects will have any impact on future quarter-to-quarter fluctuations due to changes in demand resulting from variations in weather conditions. Furthermore, future results could differ materially from historical results due to a number of factors including, but not limited, to interruption or cancellation of existing contracts, the impact of competitive products and services, pricing of and demand for such products and services, and the presence of competitors with greater financial resources.

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

     For the three months ended September 30, 2000, the Company had total revenues of $197.7 million, a 94% increase, primarily driven by increases in commodity prices and acquisitions, from $101.8 million during the same period in 1999. Operating income improved 175% and net income improved 36% to $10.7 million and $3.8 million from $3.9 million and $2.8 million, respectively, in 1999. Diluted earnings per common share were $0.30 as compared to $0.26 per share in the third quarter of 1999. The Company's results for the past quarter were positively impacted by the addition of acquisition and expansion projects completed over the past year, strong throughput volume growth, particularly in the transmission and gathering/processing segments, along with improved processing margins due to higher commodity prices. These gains were partially offset by an increase in the Company's interest expense as a result of higher outstanding debt levels and an increase in its weighted average interest rate from 6.3% in the third quarter last year to 7.8% this year. Recently, the Company has taken steps to partially insulate itself from further interest rate increases by entering into a cancelable interest rate swap. Based on the Company's existing borrowing rate spreads, this swap effectively converts $100 million of floating rate debt to a fixed rate of 7.45% for a period of three years or until the counterparty cancels the swap at their option. Also impacting results during the past quarter was an increase in the Company's effective income tax rate to 31.4%, as compared to 10.7% last year due to the utilization of NOL carryforwards in prior periods and an 18% increase in the weighted average number of diluted common shares outstanding for the quarter resulting from the December 1999 public stock offering.

     For the nine months ended September 30, 2000, the Company had total revenues of $512.4 million, a 92% increase, primarily driven by increases in commodity prices and acquisitions, from $267.4 million during the same period in 1999. Operating income improved 136% and net income improved 63% to $32.9 million and $14.0 million from $13.9 million and $8.6 million, respectively, in 1999. Diluted earnings per common share were $1.10 as compared to $0.98 per share for the nine months ended September 30, 1999. Variations for each segment are discussed in the segment results below.

SEGMENT RESULTS

        The Company has segregated its business activities into three segments:
Transmission Pipelines, End-User Pipelines, and Gathering Pipelines and Natural Gas Processing. The following tables present certain data for each of the segments for the three-month and nine-month periods ended September 30, 2000 and September 30, 1999. As previously discussed, the Company provides marketing services to its customers. For analysis purposes, the Company accounts for the marketing services by recording the marketing activity on the operating segment where it occurs. Therefore, the gross margin for each segment includes a transportation component and a marketing component. The Company evaluates each of its segments on a gross margin basis, which is defined as the revenues of the segment less related direct costs and expenses of the segment and does not include depreciation, depletion and amortization, interest or allocated corporate overhead.

TRANSMISSION PIPELINES

                                                       FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                     -----------------------------  -------------------------------
                                                      September 30,  September 30,  September 30,    September 30,
                                                          2000           1999           2000             1999
                                                     --------------  -------------  -------------    --------------
                                                             (In thousands, except amounts per MMBtu)
OPERATING REVENUES:
 Energy Marketing Revenue............................    $55,369      $24,234        $141,059           $79,024
 Transportation Fees.................................      8,943        1,296          27,666             4,494
                                                         -------      -------        --------           -------
      TOTAL OPERATING REVENUES.......................     64,312       25,530         168,725            83,518
                                                         -------      -------        --------           -------
OPERATING EXPENSES:
 Energy Marketing Costs..............................     50,018       20,832         129,311            69,764
 Operating Expenses..................................      1,742        1,136           5,601             3,600
                                                         -------      -------        --------           -------
      TOTAL OPERATING EXPENSES.......................     51,760       21,968         134,912            73,364
                                                         -------      -------        --------           -------
      GROSS MARGIN...................................    $12,552        3,562        $ 33,813           $10,154
                                                         =======      =======        ========           =======
VOLUME (in MMBtu)
 Marketing...........................................     13,857       10,156          40,708            35,940
 Transportation......................................     28,036       12,782          84,449            40,873
                                                         -------      -------        --------           -------
      TOTAL VOLUME...................................     41,893       22,938         125,157            76,813
                                                         =======      =======        ========           =======
      GROSS MARGIN per MMBtu.........................       $.30         $.16            $.27              $.13
                                                         =======      =======        ========           =======

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Gross margin for the three months ended September 30, 2000 increased 252% or $9.0 million over the same period in 1999 due to increases in transportation fees ($7.6 million) and marketing margins ($2.0 million) offset by increased operating expenses ($0.6 million). The $7.6 million increase in transportation fees was a result of the KPC acquisition in November 1999 and increased throughput volumes on the MIT system. The $2.0 million increase in marketing margins was a result of increased margins on the MIDLA system associated with new customers coming on-line in the third quarter 2000, increased throughput volumes on the Magnolia system and the MarGasCo acquisition in November 1999. The $0.6 million increase in operating expenses was a result of the KPC acquisition.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Gross margin for the nine months ended September 30, 2000 increased 233% or $23.7 million over the same period in 1999 due to increases in transportation fees ($23.2 million) and marketing margins ($2.5 million) offset by increased operating expenses ($2.0 million). The $23.2 million increase in transportation fees was a result of the KPC acquisition in November 1999 and increased throughput volumes on the MIT system. The $2.5 million increase in marketing margins was a result of increased margins on the MIDLA system associated with new customers coming on-line in the third quarter 2000, increased throughput volumes on the Magnolia system and the MarGasCo acquisition in November 1999. The $2.0 million increase in operating expenses was a result of the KPC acquisition.

END-USER PIPELINES

                                                           FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                        -------------------------------    --------------------------------
                                                        September 30,     September 30,    September 30,      September 30,
                                                             2000              1999             2000               1999
                                                        -------------     -------------    -------------      -------------
                                                                      (In thousands, except amounts per MMBtu)
OPERATING REVENUES:
 Energy Marketing Revenue............................        $42,624          $32,071         $114,773            $88,415
 Transportation Fees.................................          1,010              818            2,668              2,584
                                                             -------          -------         --------            -------
      TOTAL OPERATING REVENUES.......................         43,634           32,889          117,441             90,999
                                                             -------          -------         --------            -------
OPERATING EXPENSES:
 Energy Marketing Costs..............................         40,834           30,558          110,327             84,924
 Operating Expenses..................................            180              112              467                250
                                                             -------          -------         --------            -------
      TOTAL OPERATING EXPENSES.......................         41,014           30,670          110,794             85,174
                                                             -------          -------         --------            -------
      GROSS MARGIN...................................        $ 2,620          $ 2,219         $  6,647            $ 5,825
                                                             =======          =======         ========            =======
VOLUME (in MMBtu)
 Marketing...........................................         11,723           12,927           37,225             36,285
 Transportation......................................          6,216            5,304           17,949             15,443
                                                             -------          -------         --------            -------
      TOTAL VOLUME...................................         17,939           18,231           55,174             51,728
                                                             =======          =======         ========            =======
      GROSS MARGIN per MMBtu.........................           $.15             $.12             $.12               $.11
                                                             =======          =======         ========            =======


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Gross margin for the three months ended September 30, 2000 increased 18% or $0.4 million over the same period in 1999 due to increases in transportation fees ($0.2 million) and marketing margins ($0.3 million) offset by increased operating expenses ($0.1 million). The $0.2 million increase in transportation fees was due to increased industrial demand and the full quarter operations of the Jummonville system. The $0.3 million increase in marketing margins was due to the full quarter operations of the Chevron system and increases in volumes on higher margin systems. The $0.1 million increase in operating expenses was due primarily to the Southern Industrial acquisition.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Gross margin for the nine months ended September 30, 2000 increased 14% or $0.8 million over the same period in 1999 due to increases in transportation fees ($0.1 million) and marketing margins ($0.9 million) offset by increased operating expenses ($0.2 million). The $0.1 million increase in transportation fees was due to increased industrial demand and year-to-date operations of the Jummonville system. The $0.9 million marketing margin increase was due to the Chevron system and increases in volumes on higher margin systems. The $0.2 million increase in operating expenses was due primarily to the Southern Industrial acquisition.

GATHERING PIPELINES AND NATURAL GAS PROCESSING

                                                               FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                            --------------------------------     --------------------------------
                                                            September 30,      September 30,      September 30,      September 30,
                                                               2000               1999               2000               1999
                                                            ------------       ------------       ------------       ------------
                                                                         (In thousands, except amounts per MMBtu)
OPERATING REVENUES:
 Energy Marketing Revenue............................         $74,128            $34,547           $183,804            $72,855
 Transportation Fees.................................           4,918              3,092             14,244              8,462
 Processing Revenues.................................          10,037              5,269             26,726             10,376
                                                              -------            -------           --------            -------

      TOTAL OPERATING REVENUES.......................          89,083             42,908            224,774             91,693
                                                              -------            -------           --------            -------

OPERATING EXPENSES:
 Energy Marketing Costs..............................          72,861             33,273            175,734             65,029
 Operating Expenses..................................           5,903              4,755             16,107             10,787
 Processing Costs....................................           6,821              3,451             17,784              8,352
                                                              -------            -------           --------            -------

      TOTAL OPERATING EXPENSES.......................          85,585             41,479            209,625             84,168
                                                              -------            -------           --------            -------

      GROSS MARGIN...................................         $ 3,498            $ 1,429           $ 15,149            $ 7,525
                                                              =======            =======           ========            =======

VOLUME (in MMBtu)

 Marketing...........................................          15,366              9,400             40,321             23,845
 Transportation......................................          35,320             23,609             95,975             66,398
 Processing..........................................           4,195              3,063             11,752              7,104
                                                              -------            -------           --------            -------

      TOTAL VOLUME...................................          54,881             36,072            148,048             97,347
                                                              =======            =======           ========            =======

      GROSS MARGIN per MMBtu.........................         $   .06            $   .04           $    .10            $   .08
                                                              =======            =======           ========            =======

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Gross margin for the three months ended September 30, 2000 increased 145% or $2.1 million over the same period in 1999 due to increased processing margins ($1.4 million) and the earnings impact of acquisitions in the gathering and transportation areas ($1.8 million) offset by increases in operating expenses ($1.1 million). The $1.4 million increase in processing margins was due to increased volumes provided by the Gloria and Provost acquisitions and increased margins per MMBtu due to average increased NGL prices of $0.16 per gallon on percentage of proceeds contracts. The $1.8 million increase in transportation fees was due to increased throughput volumes provided by the Shelco, Manyberries and Seacrest acquisitions. The $1.1 million increase in operating expenses was due to the Shelco, Manyberries, Seacrest, Gloria and Colorado County acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Gross margin for the nine months ended September 30, 2000 increased 101% or $7.6 million over the same period in 1999. This increase was due primarily to the benefits of acquisitions in transportation and processing and increased NGL prices and processing spreads. Marketing margins, transportation fees and processing margins before operating expense increased by $12.9 million primarily due to increased volumes from the acquisitions of DPI and the Calmar facility in March 1999, several offshore gathering systems in mid third quarter 1999, and Provost, Shelco and Manyberries in 2000. In addition, processing spreads on our unhedged NGL production increased approximately $0.64 per MMBtu from the same period in 1999. The Company's NGL hedging activity also locked in 2000 spreads that were an average of $0.10 per MMBtu higher than processing spread levels for the first nine months of 1999. This was offset by an increase in operating expense of $5.3 million from the acquisitions discussed above.

OTHER INCOME, COSTS AND EXPENSES

  Other revenues for the three and nine months ended September 30, 2000 increased to $0.6 million and $1.4 million, respectively, from $0.5 million and $1.2 million for the same periods in 1999. This increase was primarily attributable to an increase in income earned on processing plant construction projects, which includes planning, fabrication, installation and facility operations and management.

  Depreciation, depletion and amortization for the three and nine months ended September 30, 2000 increased to $4.2 million and $11.4 million, respectively, from $1.9 million and $4.8 million for the same periods in 1999. This increase was primarily due to increased depreciation and amortization on assets acquired in the KPC, DPI/Flare, Calmar, Manyberries, and Provost acquisitions.

  General and administrative expenses for the three and nine months ended September 30, 2000 increased to $4.4 million and $12.8 million, respectively from $2.0 million and $5.9 million for the same periods in 1999. The increase was due to increased costs associated with the management of the assets acquired in the KPC, DPI/Flare and Calmar acquisitions. General and administrative expenses, as a percentage of gross margin, decreased to 22% for the nine months ended September 30, 2000 from 24% for the same period in 1999.

  Interest expense for the three and nine months ended September 30, 2000 increased to $5.3 million and $15.0 million from $1.0 million and $3.7 million, respectfully, for the same periods in 1999. This increase was due to an increase in the debt level as well as an increase in the weighted average interest rate. The Company was servicing an average of $258.5 million and $256.0 million in debt for the three and nine months ended September 30, 2000 as compared to $66.7 million and $86.9 million in debt for the same periods in 1999. The increased debt level in 2000 was primarily associated with the debt used to finance the Company's KPC acquisition in November 1999. The Company's weighted average interest rate for the three and nine months ended September 30, 2000 increased to 7.8% respectively, from 6.3% for the same periods in 1999.

INCOME TAXES

  The Company's income tax provision for the three and nine months ended September 30, 2000 increased to $1.7 million and $4.1 million, respectively, from $0.3 million and $1.5 million in 1999. The Company's effective tax rate for the three and nine months ended September 30, 2000 increased to 31.4% and 22.8%, respectively, from 10.7% and 15.3% in 1999 due to the utilization of NOL carryforwards in prior periods. The effective tax rate for the remainder of 2000 is expected to be closer to the federal statutory rate of 34%.

  As of September 30, 2000, the Company has NOL carryforwards of approximately $12.4 million, expiring in various amounts from 2004 through 2018. The ability of the Company to utilize the carryforwards is dependent upon the Company generating sufficient taxable income and will be affected by limitations (currently estimated at $6.0 million) on the use of such carryforwards for 2000 due to a change in shareholder control under section 382 of the Internal Revenue Code created by the acquisitions of Republic and DPI.

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

  KPC filed a rate case pursuant to Section 4 of the NGA on August 27, 1999 (FERC Docket No. RP99-485-000). KPC's proposed rates reflect an annual revenue increase when compared to its initial FERC-approved rates. The rates have been protested by KPC's two principal customers and by the state public utility commissions that regulate them. On September 30, 1999, the FERC issued an order that set KPC's proposed rates for hearing and accepted and suspended the rates to be effective March 1, 2000, subject to possible refund. However, through September 30, 2000, KPC is continuing to charge its customers the initial FERC-approved rates. Additionally, the two customers have been paying only a portion of the Company's invoices pursuant to their protest of the current rates. The resultant unpaid balance from both customers at September 30, 2000 was approximately $432,000. The Section 4 rate case proceeding will determine whether the rates proposed by KPC for interstate transportation of natural gas are just and reasonable, and to the extent which KPC may recover all or any part of the proposed rate increase that it has not charged to its customers prior to approval. The hearing related to the proposed increase commenced on September 26, 2000 and concluded on October 20, 2000. A final Commission decision is not expected until at least the fourth quarter of 2001.

  While we cannot predict with certainty the final outcome or timing of the resolution of rates and regulatory matters, the outcome of our current re-contracting and capacity subscription efforts, or the outcome of ongoing industry trends and initiatives, we believe the ultimate resolution of these issues will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

CAPITAL RESOURCES AND LIQUIDITY

  Since 1996, the Company has acquired approximately $384 million of pipeline systems. Capital requirements have been funded through equity infusions from common stock offerings, borrowings from various commercial banks and cash flow from operations.

  The Company has raised net proceeds of approximately $128 million in four common stock offerings since being listed on the American Stock Exchange in August 1996. These capital infusions and the stability of our cash flow has allowed the Company the financial flexibility to utilize lower cost conventional bank debt financing to fund a large part of its growth. The Company's long-term debt to total capitalization ratio increased to 59% at September 30, 2000 from 33% at September 30, 1999.

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

  The applicable margin percentage to be added to the interest rate is based on the Company's debt to total capitalization ratio at the end of the previous fiscal quarter. The Company is charged a margin between 1.0% and 1.75% on LIBOR based borrowings and between 0.0% and 0.25% on base rate borrowings as the Company's total debt to total capitalization ratio ranges at or below 40% up to 65%, respectively. The Company is currently being charged margins of 1.5% on LIBOR borrowings and no margin on base rate borrowings.

  The credit agreement is secured by all accounts receivable, contracts, and the pledge of all of our subsidiaries' stock and a first lien security interest in our pipeline systems. It also contains a number of customary covenants that require us to maintain certain financial ratios and limit our ability to incur additional indebtedness, transfer or sell assets, create liens, or enter into a merger or consolidation. At September 30, 2000, the Company had approximately $50.6 million of available capacity under its credit agreement.

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

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  See Note 6, which is incorporated herein by reference.

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

INTEREST RATE RISK

  The Company's Credit Facility provides an option for the Company to borrow funds at a variable interest rate of LIBOR plus an applicable margin based on the Company's debt to total capitalization ratio. In an effort to mitigate interest rate fluctuation exposure, the Company entered into interest rate swaps under three separate swap agreements with a combined notional amount of $165 million dollars. The interest rate swap agreements entered into by the Company effectively convert $165 million of floating-rate debt to fixed-rate debt.

  The first interest rate swap agreement was entered into with Bank One in December 1997. The swap agreement effectively established a fixed interest rate setting of 6.02% for a two-year period on a notional amount of $25 million.
This swap agreement was subsequently transferred to Bank of America in November 1998 and replaced with a new swap agreement. The new swap agreement provides a fixed 5.09% interest rate to the Company with a new two year termination date of December 2000 which may, however, be extended through December 2003 at Bank of America's option on the last day of the initial term. The variable three-month LIBOR rate is reset quarterly based on the prevailing market rate and the Company is obligated to reimburse Bank of America when the three-month LIBOR rate is reset below 5.09%. Conversely, Bank of America is obligated to reimburse the Company when the three-month LIBOR rate is reset above 5.09%. At September 30, 2000 and 1999, the fair value of this interest rate swap through the initial termination date was a net asset of approximately $95,539 and a net liability of approximately $199,642, respectively.

  The second interest rate swap agreement was entered into with CIBC in October 1998. The swap agreement effectively established a fixed interest rate setting of 4.475% for a three-year period on a notional amount of $40 million. The agreement, however, may be extended an additional two years through November 2003 at CIBC's option on the last day of the initial term. The variable three-month LIBOR rate is reset quarterly based on the prevailing market rate and the Company is obligated to reimburse CIBC when the three-month LIBOR rate is reset below 4.475%. Conversely, CIBC is obligated to reimburse the Company when the three-month LIBOR rate is reset above 4.475%. At September 30, 2000 and 1999, the fair value of this interest rate swap through the initial termination date was a net asset of approximately $1,046,963 and $1,363,317, respectively.

  The effect of these swap agreements was to lower interest expense by $961,511 and $182,501 in the nine months ended September 30, 2000 and 1999, respectively.

  A third interest rate swap agreement was entered into with Scotiabank in October 2000. The swap agreement effectively established a fixed interest rate setting of 5.95% for a three-year period beginning October 2000 on a notional amount of $100 million. The agreement is cancelable at Scotiabank's option at the end of any three-month period during the three-year term with 2 days notice. The variable three-month LIBOR rate is reset quarterly based on the prevailing market rate and the company is obligated to reimburse Scotiabank when the three-month LIBOR rate is reset below 5.95%. Conversely, Scotiabank is obligated to reimburse the Company when the three-month LIBOR rate is reset above 5.95%.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

   None

b. Reports on Form 8-K:

   None

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MIDCOAST ENERGY RESOURCES, INC.
(Registrant)



BY: /s/ Richard A. Robert
    -----------------------------
   Richard A. Robert
   Principal Financial Officer
   Treasurer
   Principal Accounting Officer

Date: November 14, 2000