Form 10-K405
period 2000-12-31
MIDCOAST ENERGY RESOURCES INC
filed 2001-04-02
CIK 276327

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

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

      Registrant's telephone number, including area code: (713) 650-8900

          Securities registered pursuant to section 12(b) of the act:

        Title of Each Class            Name of Each Exchange on Which Registered
        -------------------            -----------------------------------------
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

     Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of March 23, 2001, computed by reference to the closing sale price of the registrant's common stock on the American Stock Exchange on such date: $330,425,044.

     Common Stock, par value $.01 per share. Shares outstanding on March 23, 2001 were 12,554,143.

                      DOCUMENTS INCORPORATED BY REFERENCE
     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: None.

================================================================================

                        MIDCOAST ENERGY RESOURCES, INC.

                               TABLE OF CONTENTS


                                          CAPTION                                               PAGE
Glossary.......................................................................................   3

                                           PART I

Item 1.    Business............................................................................   4
Item 2.    Properties..........................................................................  13
Item 3.    Legal Proceedings...................................................................  13
Item 4.    Submission of Matters to a Vote of Security Holders.................................  14

                                           PART II

Item 5.    Market for the Registrant's Common Equity and Related Shareholder Matters...........  14
Item 6.    Selected Financial Data.............................................................  15
Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................................  16
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk..........................  24
Item 8.    Financial Statements................................................................  27
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  56

                                           PART III

Item 10.   Directors and Executive Officers of the Registrant..................................  56
Item 11.   Executive Compensation..............................................................  56
Item 12.   Security Ownership of Certain Beneficial Owners and Management......................  56
Item 13.   Certain Relationships and Related Transactions......................................  56

                                           PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  56

                                    GLOSSARY

The following abbreviations, acronyms, or defined terms used in this Form 10-K are defined below:

BBL.........................  42 U.S. gallon barrel
Bcf.........................  Billion cubic feet
Board.......................  Board of directors of Midcoast Energy Resources, Inc.
Btu.........................  British thermal unit
Common Stock................  Midcoast common stock, par value $.01 per share
Company.....................  Midcoast Energy Resources, Inc., its subsidiaries and affiliated companies
CO2.........................  Carbon dioxide
DPI.........................  Dufour Petroleum, Inc., a wholly owned subsidiary of Midcoast Energy Resources, Inc.
EBITDA......................  Earnings Before Interest, Taxes, Depreciation and Amortization
EPS.........................  Diluted earnings per share
FASB........................  Financial Accounting Standards Board
FERC........................  Federal Energy Regulatory Commission
KPC Acquisition.............  The November 1999 acquisition of Kansas Pipeline Company and MarGasCo Partnership
KPC System..................  A 1,120-mile interstate transmission pipeline
LDC.........................  Local distribution company
LIBOR.......................  London Interbank Offered Rate
Magnolia Pipeline...........  A 111-mile intrastate transmission pipeline
Mcf/day.....................  Thousand cubic feet of gas (per day)
MCOC........................  Midcoast Canada Operating Corporation, a wholly owned subsidiary of Midcoast Energy
                              Resources, Inc.
Midcoast....................  Midcoast Energy Resources, Inc.
MIDLA Acquisition...........  The October 1997 acquisition of the MLGC and MLGT Systems
MIDLA System................  A 386-mile interstate transmission pipeline
MIT Acquisition.............  The May 1997 acquisition of the MIT and TRIGAS Systems
MIT System..................  A 288-mile interstate transmission pipeline
MGSI........................  Midcoast Gas Services, Inc.
MLGC........................  Mid Louisiana Gas Company
MLGT........................  Mid Louisiana Gas Transmission Company
MLGT System.................  A Louisiana intrastate pipeline
MMBtu.......................  Million British thermal units
MMcf/day....................  Million cubic feet of gas (per day)
MMI.........................  Midcoast Marketing Inc.
NGL.........................  Natural gas liquid
NOL.........................  Net operating loss
NYMEX.......................  New York Mercantile Exchange
Preferred Stock.............  Midcoast preferred stock, par value $.01 per share
Republic....................  Republic Gas Partners L.L.C.
SeaCrest....................  SeaCrest Company, L.L.C., a 70% owned subsidiary of Mid Louisiana Gas Transmission Company, which is a wholly owned subsidiary of Midcoast Energy Resources, Inc.
SIGCO.......................  Southern Industrial Gas Corporation
SFAS........................  Statement of Financial Accounting Standards
TRIGAS System...............  Two end-user pipelines in northern Alabama

                                     PART I

Item 1.  Business.

General

  The Company, along with its subsidiaries and its affiliated companies, is primarily engaged in the transportation, gathering, processing and marketing of natural gas and other petroleum products. As of December 31, 2000, the Company owned and operated three interstate transmission pipeline systems, one intrastate transmission system, 36 end-user systems and 44 gathering systems representing approximately 4,130 miles of pipeline with an aggregate throughput capacity of over 3.6 Bcf of natural gas per day. Operations also included five major gas processing and treating facilities, 98 natural gas liquid, crude oil and CO2 trucks and trailers and 45 rail cars. The Company's principal business consists of providing transportation services to both end-users and natural gas producers, providing natural gas marketing services to these customers and gathering and processing natural gas. In connection with these services, the Company acquires and constructs pipelines to meet these customers' needs. The Company's principal assets are located in the Gulf Coast and Mid-Continent areas.

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

Proposed Merger

  On March 15, 2001, the Company and Enbridge, Inc. ("Enbridge") entered into a definitive merger agreement under which Enbridge will acquire all of the Common Stock of the Company for $27 per share in cash. Enbridge is a publicly traded company based in Calgary, Alberta engaged in energy transportation, distribution and services. Closing of the agreement is subject to approval by the Company's shareholders at a meeting expected to be held in the second quarter of 2001 and certain customary conditions, including, among others, receipt of certain required government approvals. It is anticipated that the necessary government approvals should be received in time to permit closing of the merger by the end of the second quarter.

  The total consideration for the shares would be approximately $350 million, based on 13.0 million of the Company's shares outstanding, after consideration of the exercise of outstanding warrants and options. Enbridge will also assume all of the Company's long-term debt approximating $250 million, resulting in a total transaction value of approximately $600 million.

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

Accretive Acquisitions

  The Company seeks to acquire natural gas or petroleum liquids transmission, end-user and gathering pipeline systems and processing plants that offer the opportunity for operational synergies and the potential for increased utilization and expansion of the systems. The Company targets systems in its core geographic areas of operation in order to capitalize on existing infrastructure, personnel and customer relationships to maximize system profitability. The Company also seeks to acquire assets in other areas with growing demand for natural gas or increasing drilling activity. These acquisitions enable the Company to establish new core areas in which to build a regional presence.

Construction and Expansion Opportunities

  The Company leverages its existing infrastructure and customer relationships by constructing systems to meet new or increased demand for pipeline transportation services. These projects include expansion of existing systems and construction of new pipeline or processing facilities.

Improving Existing System Profitability

  After a system is acquired or constructed, the Company begins an aggressive effort to market directly to both producers and end-users in order to fully utilize the system's capacity. As part of this process, the Company focuses on providing quality service to its existing customers while identifying new customers. Many of the Company's existing pipeline and processing systems were designed with excess throughput capacity that provides the Company with opportunities to increase throughput with little incremental cost and to facilitate higher margin "swing" sales during periods of increased demand for natural gas.

Significant Acquisitions

  Since the first quarter of 1996, the Company has acquired ownership of, or interests in, 76 pipelines for an aggregate cost of approximately $384 million. The following is a summary of the Company's significant acquisition activities:

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

The Anadarko Acquisition

  In September 1998, the Company purchased the Anadarko natural gas gathering system from El Paso Corporation. The pipeline system was purchased for cash consideration of $35 million.

  Under the agreement, MGSI acquired ownership and operation of the Anadarko natural gas gathering system located in Beckham and Roger Mills counties, Oklahoma and Hemphill, Roberts and Wheeler counties, Texas. The system is comprised of over 696 miles of pipeline with an average throughput of 161 MMcf/day and a total capacity of 345 MMcf/day ("Anadarko System"). The system gathers natural gas from approximately 250 wells and includes a 40 MMcf/day natural gas processing facility ("Hobart Plant"), 11 compressor stations with a total of over 14,000 horsepower and interconnections with eight major interstate and intrastate pipeline systems.

  The Company expanded the Anadarko System in December 1998 with the acquisition of the Mendota system from Seagull Energy Corporation for cash consideration of $3.75 million. The Mendota system, which is interconnected with the Anadarko System, includes two processing facilities and 35 miles of natural gas gathering pipeline.

The Calmar Acquisition

  In March 1999, the Company purchased the Calmar system in Alberta, Canada from Probe. The system was purchased for cash consideration of approximately $13.2 million. The assets purchased include a 30 MMcf per day amine sweetening plant, 30 miles of gas gathering pipeline and approximately 4,000 horsepower of compression located near Edmonton, Alberta. The Calmar system currently gathers and treats sour gas from wells operated by Probe and Courage Energy Inc. In conjunction with the purchase, Probe entered into a gas gathering and treating agreement with the Company, including the long-term commitment of Probe's reserves in the Leduc Field, a right of first refusal agreement on new or existing midstream assets within a defined 390-square mile area of interest, and an assignment to the Company of an existing third party gathering and treating agreement.

The Flare and DPI Acquisitions

  In March 1999, the Company purchased two related companies, Flare and DPI. The total value of the transaction was approximately $11.1 million and could include future consideration should certain contingencies be met. The Flare and DPI shareholders received cash consideration of approximately $3.2 million, the Company assumed $5.5 million in debt and the DPI shareholders received 163,719 shares of the Company's common stock. The Company recorded approximately $4.0 million of goodwill as part of the acquisition of Flare and DPI. Flare is a natural gas processing and treating company whose principal assets include 27 mobile natural gas processing and treating plants from which it earns revenues based on treating and processing fees and/or a percentage of the NGLs produced. DPI is an NGL, crude oil and CO2 transportation and marketing company. DPI now operates 98 NGL, crude oil and CO2 trucks and trailers, a fleet of 45 pressurized railcars and in excess of 400,000 gallons of NGL storage facilities and product treating and handling equipment.

The Kansas Pipeline Company Acquisition

  In November 1999, the Company acquired KPC and other related entities for cash consideration of approximately $195.2 million which included the repayment of $68.4 million in existing KPC senior secured notes and other indebtedness. KPC owns and operates a 1,120-mile regulated interstate natural gas pipeline system. The system extends into two major segments from northwestern and northeastern Oklahoma through Wichita and into the Kansas City metropolitan area. The system's two principal customers are divisions of ONEOK, Inc. and Southern Union Company, which are the local distribution companies for Wichita and Kansas City. KPC derives 97% of its gross margin from a series of long-term transportation contracts with these two principal customers. KPC is capable of delivering approximately 140 MMcf/day and 21 MMcf/day of natural gas into the Kansas City and Wichita marketplaces, respectively. KPC is one of only three pipeline systems currently capable of delivering natural gas into the Kansas City metropolitan market.

  In conjunction with the acquisition of KPC, the Company opted to terminate a revenue sharing agreement with Management Resources Group, LLC by agreeing to pay approximately $10.8 million in January 2000.

Segments

  Beginning in 1998, the Company segregated its business activities into three segments: Transmission Pipelines, End-User Pipelines, and Natural Gas Gathering and Processing. These segments are analyzed independently by management and derive revenue from different sources. For financial information related to each segment, see Results of Operations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as "Note 16. Segment Data" in the Notes to the Consolidated Financial Statements. Set forth below is a description of the principal business activities conducted by each of the segments:

Transmission Pipelines

  The Company's transmission pipelines primarily receive and deliver natural gas to and from other pipelines, and secondarily involve end-user or gathering functions. Transportation fees are received by the Company for transporting natural gas owned by other parties through the Company's pipeline systems. The Company seeks to further expand its activities in this area through the acquisition or construction of natural gas transmission pipelines in its core geographic areas of operation where operational synergies and market opportunities exist or in new geographic regions where there is increasing demand for natural gas by municipal and industrial users. As of December 31, 2000, the Company owned three interstate transmission pipelines and one intrastate transmission pipeline.

End-User Pipelines

  The Company also contracts with industrial customers, municipalities or electric generating facilities to provide natural gas and natural gas transportation services to their facilities through interconnected natural gas pipelines constructed or acquired by the Company. These pipelines provide a direct supply of natural gas to new industrial facilities or to existing facilities as an alternative to the local distribution company. The Company intends to continue to pursue direct sales to these end-users who have the flexibility to negotiate their natural gas purchase and transportation contracts as a result of industry deregulation. Frequently, the Company is able to offer its end-user customer lower rates than the customer's current energy supplier. The Company's contracts with end-user customers typically provide for the payment of a transportation fee by the customer based on the volume of natural gas transported through the Company's pipeline. As of December 31, 2000, the Company owned 36 end-user transmission pipelines.

Natural Gas Gathering and Processing

  The Company's gathering systems typically consist of a network of pipelines which collect natural gas or crude oil from points near producing wells and transport it to larger pipelines for further transmission. Gathering systems may include meters, separators, dehydration facilities and other treating equipment owned by the Company or others. The Company derives revenues from gathering systems by transporting natural gas or crude oil owned by others through its pipelines for a transportation fee, by purchasing natural gas and utilizing its pipelines to transport the natural gas to a customer in another location where the natural gas is resold or, in certain instances, by purchasing natural gas and arranging for the delivery and resale of an equivalent quantity of natural gas to a customer not directly served by the Company's pipelines. Transactions with customers not directly served by the Company's pipelines are typically accomplished by entering into agreements whereby the Company exchanges natural gas in its pipelines for natural gas in the pipelines of other natural gas transmission companies. The Company intends to pursue the acquisition or construction of additional natural gas gathering systems in or near its core geographic operating areas and where drilling activity is expected to provide opportunities for the expansion of gathering or processing facilities. The Company's NGL, crude oil and CO2 trucking and railcar transportation activities are also included in this segment. As of December 31, 2000, the Company owned an interest in and operated 44 gathering systems, 98 NGL, crude oil and CO2 trucks and trailers and a fleet of 45 railcars.

  The Company's natural gas processing revenues are realized from the extraction and sale of NGLs as well as the sale of the residual natural gas. These revenues occur under processing contracts with producers of natural gas utilizing both a "percentage of proceeds" and "keep-whole" basis. The contracts based on percentage of proceeds provide that the Company receives a percentage of the NGLs and residual gas revenues as a fee for processing the producer's natural gas. The keep-whole contracts require that the Company reimburse the producers for the Btu energy equivalent of the NGLs and fuel removed from the natural gas as a result of processing and the Company retains all revenues from the sale of the NGLs. Once extracted, the NGLs are further fractionated in the Company's facilities into products such as ethane, propane, butane, gasoline and condensate, then sold to various wholesalers along with raw sulfur from the Company's sulfur recovery plant. The Company's processing margins can be adversely affected by declines in NGL prices, declines in natural gas throughput, or increases in shrinkage or fuel costs, and in the case of "keep-whole" contracts, margins can be affected by rising natural gas prices. As of December 31, 2000, the Company owned five processing and treating plants with a capacity of 115 MMcf/day.

Gas Marketing Services On Segments

  In addition, the Company provides natural gas marketing services to its customers within each of the three segments. The Company's natural gas marketing activities have been focused on the Company's systems with a strategic focus to provide quality and consistent service to customers connected to the Company's pipeline network. The Company's marketing activities include providing natural gas supply and sales services to some of its end-user customers by purchasing the natural gas supply from other marketers or pipeline affiliates and reselling the natural gas to the end-user. The Company also purchases natural gas directly from well operators on many of the Company's gathering systems and resells the natural gas to other marketers or pipeline affiliates. Many of the contracts pertaining to the Company's natural gas marketing activities are month-to-month spot market transactions with numerous gas suppliers or producers in the industry. The Company also offers other gas services to some of its customers including management of transportation, storage and gas balancing.

  Typically, the Company purchases natural gas at a price determined by prevailing market conditions. Simultaneous with the purchase of natural gas by the Company, the Company generally resells natural gas at a higher price under a sales contract that is comparable in its terms to the purchase contract, including any price escalation provisions. In most instances, natural gas marketing is characterized by small margins since there are numerous companies of greatly varying size and financial capacity who compete with the Company in the marketing of natural gas. The profitability of the natural gas marketing operations of the Company depends in large part on the ability of the Company's management to assess and respond to changing market conditions in negotiating these natural gas purchase and sale agreements. As a consequence of the increase in competition in the industry and volatility of natural gas prices there has been a reluctance of end-users to enter into long-term purchase contracts. Moreover, consumers have shown an increased willingness to switch fuels between natural gas and alternate fuels in response to relative price fluctuations in the market. The inability of management to respond appropriately to changing market conditions could have a negative effect on the Company's profitability. Accordingly, historical operating income associated with this revenue stream has varied depending on market conditions. The Company's natural gas marketing activities, which utilize third party pipelines, also expose the Company to economic risk resulting from imbalances or nominated volume discrepancies, which can result either in penalties having a negative impact on earnings or a transaction gain, depending on how and when imbalances are settled. The Company believes the marketing of natural gas is an important complement to its transportation services.

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

  There were no customers that represented greater than 10% of the Company's consolidated revenues for the year ended December 31, 2000.

Competition

  The Transmission Pipeline, End-user Pipeline, and Natural Gas Gathering and Processing segments are highly competitive. In marketing natural gas, the Company has numerous competitors, including marketing affiliates of interstate pipelines, major integrated oil companies and local and national natural gas gatherers, brokers and marketers of widely varying sizes, financial resources and experience. Many of these competitors, particularly those affiliated with major integrated oil and interstate and intrastate pipeline companies, have financial resources substantially greater than those available to the Company. Local utilities and distributors of natural gas are, in some cases, engaged directly, and through affiliates, in marketing activities that compete with the Company. Some of the Company's contracts are month-to-month arrangements and as such, these agreements are affected by competitive factors at the time of the sale.

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

Natural Gas Supply

  The Company's transmission and end-user pipelines have connections with major interstate and intrastate pipelines that management believes have supplies of natural gas in excess of the volumes required for these systems. However, these supplies of natural gas may be affected by factors beyond both the Company's and the gas suppliers' control, such as capacity constraints and temporary regional supply shortages. With regard to its gathering systems, supply risks include other parties having control over the drilling of new wells, the inability of wells to deliver natural gas at required pipeline quality and pressure, and depletion of reserves. The future performance of the Company will depend to a great extent on the throughput levels achieved by the Company with respect to its existing pipelines and the pipelines acquired or constructed by it in the future. In order to maintain the throughput on its gathering systems at current levels, the Company must access new natural gas supplies to offset the natural decline in reserves as such supplies are produced. In connection with the construction and acquisition of its gathering systems, evaluations were made of well and reservoir data furnished by producers to determine the availability of natural gas supply for the systems. Based on those evaluations, it is management's belief that there should be adequate natural gas supply for the Company to recoup its investment with an adequate rate of return. As such, management does not routinely obtain independent evaluation of reserves dedicated to its systems due to the cost of such evaluations. Accordingly, the Company does not have estimates of total reserves dedicated to its systems or the anticipated life of such producing reserves.

Rate and Regulatory Matters

  Various aspects of the transportation of natural gas are subject to or affected by extensive federal regulation under the Natural Gas Act ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"), as well as various regulations promulgated by the FERC.

Interstate Pipeline Regulation

  The Company's operations of the MIT, MIDLA and the KPC systems constitute the operations of a "natural gas company," as defined in the NGA. As such, these operations are subject to the jurisdiction of the FERC. The interstate pipeline operations of these systems are operated pursuant to certificates of public convenience and necessity and other authorizations issued under the NGA and pursuant to the NGPA. The FERC regulates the interstate transportation of and certain sales of natural gas, including, among other things, rates and charges allowed natural gas companies, extensions and abandonment of facilities and service, rates of depreciation and amortization and certain accounting methods.

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

The Kansas Pipeline Company Acquisition

  The pipeline assets of KPC were held in three partnerships prior to May 11, 1998. KansOk Partnership owned intrastate pipelines whose rates were regulated by state agencies or the FERC. Kansas Pipeline Partnership owned an intrastate pipeline in Kansas whose rates were determined by the Kansas Corporation Commission. Riverside Pipeline Company, L.P., owned interstate assets in Kansas, Oklahoma and Missouri that connected the assets of the other two partnerships at the state lines of Missouri, Kansas and Oklahoma.

  Effective May 11, 1998, after more than two years of jurisdictional proceedings before the FERC, the FERC asserted jurisdiction over the assets of these three entities, which were combined into a single, FERC-regulated entity, KPC. The new company's initial rates, by order of the FERC, were approximately equal to its then existing rates. That order was remanded back to the FERC for further consideration by the United States Court of Appeals for the DC Circuit. The FERC's order also ordered the company to file a Section 4 Rate Case by September 10, 1999.

     In accordance with the FERC's order, KPC filed a rate case pursuant to
Section 4 of the NGA on August 27, 1999 (FERC Docket No. RP99-485-000). KPC's proposed rates reflect an annual revenue increase when compared to its initial FERC-approved rates. The rates have been protested by KPC's two principal customers and by the state public utility commissions that regulate them. On September 30, 1999, the FERC issued an order that set KPC's proposed rates for hearing and accepted and suspended the rates to be effective March 1, 2000, subject to possible refund. However, through December 31, 2000, KPC is continuing to charge its customers the initial lower FERC-approved rates. Additionally, the two customers have been paying only a portion of the Company's invoices pursuant to their protest of the current rates. The resultant net unpaid balance from both customers at December 31, 2000 was approximately $594,000, for which no reserve has been recorded. The Section 4 rate case proceeding will determine whether the rates proposed by KPC for interstate transportation of natural gas are just and reasonable, and to the extent which KPC may recover all or any part of the proposed rate increase that it has not charged to its customers prior to approval. The hearing related to the proposed increase commenced on September 26, 2000 and concluded on October 20, 2000. A procedural schedule in the case has been adopted by the Presiding Administrative Law Judge and a final Commission decision is not expected until at least the fourth quarter of 2001.

Intrastate Pipeline Regulation

  The Company's intrastate pipeline operations are generally not subject to regulation by the FERC, but they are subject to regulation by various agencies of the states in which we operate. The Magnolia and Gloria systems are subject to the jurisdiction of the FERC with respect to the transportation rates under NGPA Section 311. Under NGPA Section 311, an intrastate pipeline can provide transportation service "on behalf of" any interstate pipeline or LDC served by an interstate pipeline company without prior FERC authorization. Specifically, the FERC adopted a so-called "transport" or "title" standard requiring that, for purposes of interstate transportation under NGPA Section 311, the "on behalf of entity" must either (i) have physical custody of or (ii) hold title to the natural gas at some point during the transaction. NGPA Section 311 service must be provided without undue discrimination or preference and is subject to certain FERC filing and reporting requirements.

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

Canadian Pipeline Regulation

  MCOC owns the Company's three Canadian systems located in Alberta, Canada. Construction, operation and reclamation of the systems is primarily regulated by the Alberta Energy and Utilities Board ("EUB") and Alberta Environmental Protection. Pursuant to the Alberta Oil and Gas Conservation Act, R.S.A. 1980,
c. O-5, an application may be made to the EUB for an order declaring the systems to be common processors, purchasers and/or carriers. In the event that (i) the EUB grants such an order (with the approval of the Alberta Lieutenant

Governor in Council) and (ii) an agreement respecting rates and charges cannot be reached between the applicant and MCOC, a subsequent application may then be made to the EUB to set rates and charges for natural gas processing, purchase and/or transportation at the Company's Canadian systems. The EUB also has the general authority pursuant to the Oil and Gas Conservation Act and Alberta Pipeline Act, R.S.C. 1980, c. P-80, to conduct an investigation into matters and questions involving natural gas plants and pipelines located within Alberta.

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

  The Company's interstate systems are also subject to the Natural Gas Pipeline Safety Act of 1968, as amended, which establishes pipeline and liquified natural gas plant safety requirements, and the National Environmental Policy Act and other environmental legislation. Each of the systems has a continuing program of inspection designed to keep all of the facilities in compliance with pollution control and pipeline safety requirements, and the Company believes that its systems are in substantial compliance with applicable requirements. In addition, some pipelines are subject to specific regulations under the U.S. Department of Transportation. Each of the subject systems has a continuing program of inspection and maintenance of operations designed to keep all of the facilities in compliance with these regulations.

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

  The Company will make expenditures in connection with environmental matters as part of our normal operations and capital expenditures. In addition, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that might become necessary. We are subject to an inherent risk of incurring environmental costs and liabilities because of our handling of oil, natural gas and petroleum products, historical industry waste disposal practices and prior use of natural gas flow meters containing mercury. There can be no assurance that we will not incur material environmental costs and liabilities. Management believes, based on our current knowledge, that we have obtained and are in current compliance with all necessary and material permits and that we are in substantial compliance with applicable material environmental and safety regulations. Further, we maintain insurance coverages that we believe are customary in the industry; however, there can be no assurance that our environmental impairment insurance will provide sufficient coverage in the event an environmental claim is made against us. See "Business and Properties-- Insurance." We are not aware of any existing environmental or safety claims that would have a material impact upon our financial position, results of operations or cash flows.

Pipeline Systems

     As of December 31, 2000, the Company owned an interest in and operated 84 pipelines consisting of three interstate transmission pipelines, one intrastate transmission pipeline, 36 end-user pipelines and 44 gathering pipelines. The majority of these pipelines are situated strategically in the Company's core operating areas. Certain information concerning the Company's pipelines is summarized in the following table:

                                                 Date of
                                              Acquisition or                                           Average Daily  Daily Volume
                                                 Initial                                                 Volume (b)    Capacity (b)
                Pipeline System (a)             Operations       Location              Length in Miles   (MMBtu/Day)   (MMBtu/Day)
- -----------------------------------------------------------------------------------------------------------------------------------
TRANSMISSION PIPELINES:
   MIDLA                                          10/97    Monroe, LA to Baton Rouge, LA     404.6           95,547         190,000
   MIT                                            05/97    Selmer, TN to Huntsville, Al      295.3           86,665         200,000
   Kansas Pipeline                                11/99    OK, KS, and MO                  1,120.0           47,141         160,000
   Magnolia                                       09/95    Central, AL                       111.0           21,319         120,000
                                                                                          -----------------------------------------
       Total Transmission (4 systems)                                                      1,930.9          250,672         670,000

END-USER PIPELINES:
   Baton Rouge                                    10/97    E. Baton Rouge Parish, LA          33.2           56,696          80,000
   Exxon FGT                                      10/00    E. Baton Rouge Parish, LA           7.0           52,956         100,000
   Champion                                       05/97    Lawrence & Colbert Cos., AL        38.0           23,381          50,000
   Creole                                         06/98    Orleans Parish, LA                 44.0           18,059         115,000
   Farmlands                                      10/97    Grant Parish, LA                    4.3           14,742          62,000
   Crown Vantage                                  10/97    E. Baton Rouge Parish, LA           2.5            5,407          32,800
   All Other Systems (30 systems)                          TX, KS, LA, NY & TN               106.2           19,574         305,222
                                                                                          -----------------------------------------
       Total End-User  (36 Systems)                                                          235.2          190,815         745,022

NATURAL GAS GATHERING AND PROCESSING:
  Anadarko/ Mendota (d)                           08/98    OK and TX Panhandle               731.0          161,000         345,000
  Gloria                                          12/99    South, LA                         133.0           37,611          75,000
  Manyberries                                     04/00    Alberta, CA                        90.0           30,573         126,000
  Tinsley (e)                                     03/99    Petals, MS                         60.0           26,014          30,000
  Calmar (d)                                      03/99    Alberta, CA                        30.0           15,228          26,000
  Cook Inlet - Oil (e)                            07/94    Cook Inlet, AK                      2.7           12,257         120,000
  Provost (d)                                     03/00    Alberta, CA                        80.0            6,951          15,000
  Harmony (d)                                     10/96    Central, MS                       155.4            6,869          20,000
  All Other Systems (36 systems) (c)                       AK, TX, OK, AL, MS, LA & GOM      681.7          146,087       1,439,500
                                                                                          -----------------------------------------
       Total Gathering (44 systems)                                                        1,963.8          442,590       2,196,500
                                                                                          -----------------------------------------
       Total Pipelines (84 Systems)                                                        4,129.9          884,077       3,611,522
                                                                                          =========================================

______________________

(a) Unless otherwise indicated, all systems are 100% owned and operated by the Company. Inactive systems owned by the Company are not included.

(b) All volume and capacity information is approximate. Average daily volumes are based on total volumes transported during the twelve-month period ended December 31, 2000, except systems that were acquired or constructed during 2000. For these systems, the average daily volumes are based on total volumes transported from the date of acquisition or initial operation through December 31, 2000.

(c) This includes systems owned by Texana Gas Pipeline Company, in which the Company owns a 50% interest, Starr County Gathering System, in which the Company owns a 60% interest, and Pan Grande Pipeline LLC, in which the Company owns a 70% interest.

(d) These gathering systems include natural gas processing and/or treating facilities.

(e) Volume has been converted from barrels of oil to equivalent MMBtu's of natural gas using one barrel of oil to six MMBtu's.

Oil and Gas Properties

  The Company owns working interests in several non-operated producing and non-producing oil and natural gas properties. For the year ended December 31, 2000, revenues from the Company's oil and natural gas properties were less than 1% of its total revenues, and for the same period the Company's oil and natural gas properties represented less than 1% of its total assets.

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

Insurance

  The Company's operations are subject to many hazards inherent in the oil and natural gas transmission industry. The Company maintains insurance coverage for its operations and properties considered to be customary in the industry. There can be no assurance, however that the Company's insurance coverage will be available or adequate for any particular risk or loss or that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable. Although management believes that the Company's assets are adequately covered by insurance, a substantial uninsured loss could have a material adverse impact on the Company's financial position, results of operations or cash flows.

Employees and Contract Service Organizations

  The Company had 331 full-time employees on December 31, 2000. The Company also had arrangements with other unaffiliated independent pipeline operating companies to service and operate the Company's extensive field operations and provide for emergency response measures. The Company is not a party to any collective bargaining agreements. There have been no significant labor disputes in the past.

Forward Looking Statements

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure Regarding Forward Looking Statements" for a discussion of forward looking statements contained above and elsewhere in this Report.

Item 2.  Properties.

  See "Item 1. Business" for a discussion of properties and locations.

Item 3.  Legal Proceedings.

  The Company is currently involved in certain litigation that arose in the ordinary course of business. Except as otherwise disclosed in the KPC acquisition discussion in the "Rate and Regulatory Matters" section in Item 1. Business, management believes that all costs of settlements or judgments arising from such suits will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company did not submit any matters during the fourth quarter to a vote of security holders.

                                    PART II

Item 5.  Market for The Registrant's Common Equity and Related Shareholder
Matters.

Market Information and Dividend Policy

         The Company's Common Stock began trading August 9, 1996 on the American Stock Exchange ("AMEX") under the symbol "MRS". The following table sets forth the high and low sales prices for the Company's Common Stock for the period from January 1, 1999 to December 31, 2000.

         All prices and dividends per share below, and included elsewhere in this Form 10-K, have been adjusted to reflect the five-for-four stock split declared on February 1, 1999, and paid on March 1, 1999, to stockholders of record on February 11, 1999.


                                                                     Dividends
                                       High            Low         Paid per Share
                                     ---------      ---------      --------------
         2000
         ----
            First Quarter........    $   17.50      $   13.88         $   .070
            Second Quarter.......        20.00          14.88             .070
            Third Quarter........        20.63          15.38             .070
            Fourth Quarter.......        22.25          18.56             .070

         1999
         ----
            First Quarter........    $   18.70      $   15.50         $   .064
            Second Quarter.......        17.63          15.00             .070
            Third Quarter........        21.00          16.00             .070
            Fourth Quarter.......        20.31          15.75             .070


         On March 23, 2001, the closing price for the Common Stock, as reported by the AMEX, was $26.32 per share. As of March 23, 2001, there were 299 holders of record of common stock. The Company believes that there are substantially more beneficial holders of Common Stock.

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

Item 6. Selected Financial Data.

  The following table sets forth, for the periods and at the dates indicated, selected historical consolidated financial data for Midcoast. This financial data has been derived from, and should be read in conjunction with, the consolidated financial statements of Midcoast and notes thereto included in Part II, Item 8.

                                                                                             Year Ended December 31,
                                                                            --------------------------------------------------------
                                                                                2000        1999         1998       1997      1996
                                                                            ------------ ------------ ---------- ---------- --------
                                                                                    (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA: (1)
 Operating revenues.........................................................   $792,346   $391,571    $234,069   $112,744   $29,415
 Operating income (2) (3)...................................................     45,504     20,903      13,553      7,291     2,573
 Interest expense...........................................................     18,489      6,533       3,247      1,067       413
 Income before income taxes and extraordinary item (3)......................     28,764     14,190      10,422      5,914     1,914
 Net income (4).............................................................     21,368     11,439       9,113      5,764     1,914
 Net income applicable to common shareholders (4)...........................     21,368     11,439       9,113      5,764     1,891

PER SHARE DATA: (1)
 Net income per share applicable to common shareholders
   Basic (4)................................................................   $   1.71   $   1.25    $   1.29   $   1.13   $  0.73
   Diluted (4)..............................................................   $   1.68   $   1.22    $   1.25   $   1.10   $  0.73
 Weighted average number of common shares outstanding
   Basic....................................................................     12,506      9,176       7,074      5,115     2,593
   Diluted..................................................................     12,756      9,401       7,298      5,251     2,598
 Cash dividends declared per common share...................................   $   0.28   $   0.27    $   0.25   $   0.25   $  0.06

OTHER DATA: (1)
 Depreciation, depletion and amortization expense...........................   $ 15,695   $  7,545    $  3,197   $  1,592   $   818
 General and administrative expense, including taxes other than income (3)..     17,900      8,431       6,317      3,526     1,223
 Cash flow from operating activities (3)....................................     25,966     16,699      17,169      3,856     2,564

                                                                                                  December 31,
                                                                            -------------------------------------------------------
                                                                                2000        1999         1998       1997      1996
                                                                            ------------ ------------ ---------- ---------- --------
                                                                                                 (In thousands)
BALANCE SHEET DATA: (1)
 Working capital (deficit)..................................................   $ 10,651   $ (1,539)   $    989   $  1,888   $ 1,135
 Property, plant and equipment, net.........................................    416,046    392,969     154,247     97,552    16,965
 Total assets...............................................................    599,320    478,372     191,342    128,038    27,303
 Long-term debt, net of current portion.....................................    255,999    240,000      78,082     28,923     4,015
 Shareholders' equity.......................................................    177,851    160,677      66,284     61,451    13,593

(1) The Company's operating and financial position reflect the May 1997 MIT acquisition, the October 1997 MIDLA acquisition, the September 1998 Anadarko acquisition and the November 1999 Kansas Pipeline Company acquisition. These acquisitions were accounted for under the purchase method of accounting and, therefore, operating results are included in our results prospectively from the purchase date.
(2) Operating revenues less operating expenses.
(3) Includes an unusual charge in 1999 of $2,685.
(4) Includes the after-tax effect of the unusual charge in 1999 of $2,188 and the extraordinary item in 1999 of $582.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion of the historical financial condition and results of operations of Midcoast should be read in conjunction with "Selected Financial Data" contained in Part I, Item 6 and with the consolidated financial statements and related notes thereto contained in Part II, Item 8.

General

  Since its formation, the Company has grown significantly as a result of the construction and acquisition of new pipeline facilities. From January 1996 through December 2000, the Company acquired or constructed 76 systems for an aggregate cost of approximately $384 million. The Company believes the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired and newly constructed pipeline systems. As the Company pursues its growth strategy in the future, its financial position and results of operations may fluctuate significantly from period to period.

  The Company's results of operations are determined primarily by the volumes of natural gas and other petroleum products transported, purchased and sold through its pipeline systems, trucks and railcars or processed at its processing facilities. With the exception of the Company's natural gas processing activities, whose margins fluctuate with commodity prices, the Company's revenues are derived primarily from fee-based sources. In addition, most of the Company's operating costs do not vary directly with volume on existing systems, thus, increases or decreases in transportation volumes generally have a direct effect on net income. The Company derives its revenues from three primary sources: (i) the marketing of natural gas and other petroleum products, (ii) transportation and gathering fees from pipeline systems owned by the Company and
(iii) the processing of natural gas.

  The Company's marketing revenues are realized through the purchase and resale of natural gas and other petroleum products to the Company's customers. Generally, gas marketing activities will generate higher revenues and correspondingly higher expenses than revenues and expenses associated with transportation activities, given the same volumes of natural gas. This relationship exists because, unlike revenues derived from transportation activities, gas marketing revenues and associated expenses include the full commodity price of the natural gas acquired. The operating income the Company recognizes from its natural gas marketing efforts is the difference between the price at which the natural gas was purchased and the price at which it was resold to the Company's customers. The Company's strategy is to focus its marketing activities on Company owned assets. The Company's marketing activities have historically varied greatly in response to market fluctuations.

  Transportation fees are received by the Company for transporting natural gas, crude oil or NGLs owned by other parties through the Company's pipeline systems, transport trucks and railcars. Typically, the Company incurs very little incremental operating or administrative overhead cost to transport natural gas through its pipeline assets, thereby recognizing a substantial portion of incremental transportation revenues as operating income.

  The Company's natural gas processing revenues are realized from the extraction and sale of NGLs as well as the sale of the residual natural gas. These revenues occur under processing contracts with producers of natural gas utilizing both a "percentage of proceeds" and "keep-whole" basis. The contracts based on percentage of proceeds provide that the Company receives a percentage of the NGLs and residual natural gas revenues as a fee for processing the producer's natural gas. The keep-whole contracts require that the Company reimburse the producers for the Btu energy equivalent of the NGLs and fuel removed from the natural gas as a result of processing and the Company retains all revenues from the sale of the NGLs. The Company's processing margins can be adversely affected by declines in the prices of NGLs, declines in natural gas throughput, increases in shrinkage or fuel costs, and, in the case of keep-whole contracts, margins can be adversely affected by increases in natural gas prices.

  The Company has had quarter-to-quarter fluctuations in its financial results in the past due to the fact that the Company's natural gas sales and pipeline throughputs can be affected by changes in demand for natural gas primarily due to weather. In particular, demand on the Magnolia, MIT and MIDLA systems fluctuate due to weather variations because of the large municipal and other seasonal customers which are served by the respective systems. As a result, the winter months have historically generated more income than summer months on these systems. There can be no assurances that the Company's efforts to minimize such effects will have any impact on future quarter-to-quarter fluctuations due to changes in demand resulting from variations in weather conditions. Furthermore, future results could differ materially from historical results due to a number of factors including but not limited to interruption or cancellation of existing contracts, the impact of competitive products and services, pricing of and demand for such products and services and the presence of competitors with greater financial resources.

Results of Operations

  The Company has acquired or constructed numerous pipelines in the five-year period ended December 31, 2000. The purchased assets were acquired from numerous sellers, at different periods throughout the year and all were accounted for under the purchase method of accounting for business combinations and accordingly, the results of operations for such acquisitions are included in the Company's financial statements only from the applicable date of the acquisition. As a consequence, the historical results of operations for the periods presented may not be comparable.

Segment Results

  The following tables present certain data for each of the three operating segments of the Company for the three years in the period ended December 31, 2000. As previously discussed, the Company provides marketing services to its customers. For analysis purposes, the Company accounts for the marketing services by recording the marketing activity on the operating segment where it occurs. Therefore, the gross margin for each segment includes a transportation component and a marketing component. The Company evaluates each of its segments on a gross margin basis, which is defined as the revenues of the segment less related direct costs and expenses of the segment and does not include depreciation, interest or allocated corporate overhead. For further analysis on each segment regarding identifiable assets, depreciation and corporate administrative expenses, see "Note 16. Segment Data" in the Notes to Consolidated Financial Statements.

Transmission Pipelines

                                                                     For the Year Ended December 31,
                                                          ----------------------------------------------------
                                                               2000               1999               1998
                                                          --------------     --------------     --------------
                                                                 (in thousands, except amounts per MMBtu)
OPERATING REVENUES:
 Energy Marketing Revenue............................         $  223,954         $  113,423         $  111,924
 Transportation Fees.................................             36,939             11,391              6,387
                                                          --------------     --------------     --------------

      TOTAL OPERATING REVENUES.......................            260,893            124,814            118,311
                                                          --------------     --------------     --------------

OPERATING EXPENSES:
 Energy Marketing Costs..............................            207,552            100,004            100,889
 Operating Expenses..................................              7,274              6,261              4,383
                                                          --------------     --------------     --------------

      TOTAL OPERATING EXPENSES.......................            214,826            106,265            105,272
                                                          --------------     --------------     --------------

      GROSS MARGIN...................................         $   46,067         $   18,549         $   13,039
                                                          ==============     ==============     ==============

VOLUME (in MMBtu)
 Marketing...........................................             55,275             47,900             47,649
 Transportation......................................            112,613             64,503             49,506
                                                          --------------     --------------     --------------

TOTAL VOLUME.........................................            167,888            112,403             97,155
                                                          ==============     ==============     ==============

GROSS MARGIN per MMBtu...............................         $      .27         $      .17         $      .13
                                                          ==============     ==============     ==============

Year Ended December 31, 2000 compared to Year Ended December 31, 1999

  Gross margin for the year ended December 31, 2000 increased 148% or $27.5 million over the same period in 1999 due to increases in transportation fees ($25.5 million) and marketing margins ($3.0 million) offset by increased operating expenses ($1.0 million). The $25.5 million increase in transportation fees was a result of the KPC acquisition in November 1999. The $3.0 million increase in marketing margins was a result of increased marketing margins on the MIDLA system associated with two new customers coming on-line in the third quarter 2000 and increased throughput volumes on the Magnolia system. The increase in operating expenses was a result of the KPC acquisition offset by the restructuring efforts announced in 1999.

Year Ended December 31, 1999 compared to Year Ended December 31, 1998

  Gross margin for the year ended December 31, 1999 increased 42% or $5.5 million over the same period in 1998 due to increases in transportation fees ($5.0 million) and marketing margins ($2.4 million) offset by increased operating expenses ($1.9 million). The $5.0 million increase in transportation
fees was a result of the KPC acquisition in November 1999.   The $2.4 million
increase in marketing margins was a result of increased throughput volumes on the MIDLA and MIT systems. The increase in operating expenses was primarily a result of the KPC acquisition.

End-User Pipelines

                                                                             For the Year Ended December 31,
                                                                  ----------------------------------------------------
                                                                       2000               1999               1998
                                                                  --------------     --------------     --------------
                                                                         (in thousands, except amounts per MMBtu)
     OPERATING REVENUES:
      Energy Marketing Revenue...............................       $    175,170       $    119,761       $     96,433
      Transportation Fees....................................              2,715              3,367              3,287
                                                                  --------------     --------------     --------------

           TOTAL OPERATING REVENUES..........................            177,885            123,128             99,720
                                                                  --------------     --------------     --------------

     OPERATING EXPENSES:
      Energy Marketing Costs.................................            168,322            114,919             94,263
      Operating Expenses.....................................                736                410                224
                                                                  --------------     --------------     --------------

           TOTAL OPERATING EXPENSES..........................            169,058            115,329             94,487
                                                                  --------------     --------------     --------------

           GROSS MARGIN......................................       $      8,827       $      7,799       $     5,233
                                                                  ==============     ==============     ==============

     VOLUME (in MMBtu)
      Marketing..............................................             48,613             48,618             41,336
      Transportation.........................................             24,685             21,151             20,415
                                                                  --------------     --------------     --------------

     TOTAL VOLUME............................................             73,298             69,769             61,751
                                                                  ==============     ==============     ==============

     GROSS MARGIN per MMBtu..................................       $        .12       $        .11         $      .08
                                                                  ==============     ==============     ==============

Year Ended December 31, 2000 compared to Year Ended December 31, 1999

  Gross margin for the year ended December 31, 2000 increased 13% or $1.0 million over the same period in 1999 due to increases in marketing margins ($2.0 million) offset by decreases in transportation fees ($0.7 million) and increased operating expenses ($0.3 million). The $2.0 million increase in marketing margins was due to increased throughput related to the Chevron system coming on-line in 2000, increased margin per MMBtu on the Chalmette system and overall increased throughput on higher margin systems. The $0.7 million decrease in transportation fees was due to a transportation rate reduction on one significant customer. The $0.3 million increase in operating expenses was due primarily to the SIGCO acquisition.

Year Ended December 31, 1999 compared to Year Ended December 31, 1998

  Gross margin for the year ended December 31, 1999 increased 49% or $2.6 million over the same period in 1998 due to increases in marketing margins ($2.7 million) and transportation fees ($0.1 million) offset by increased operating expenses ($0.2 million). The $2.6 million increase in gross margin was due primarily to the addition of a high-pressure pipeline system servicing a new cogeneration facility near Baton Rouge, Louisiana and the additional earnings that were achieved through the acquisition of SIGCO in June 1999. The high pressure pipeline system was not fully optimized until the second half of 1999.

Natural Gas Gathering and Processing


                                                                          For the Year Ended December 31,
                                                               ----------------------------------------------------
                                                                    2000               1999               1998
                                                               --------------     --------------     --------------
                                                                      (in thousands, except amounts per MMBtu)
     OPERATING REVENUES:
      Energy Marketing Revenue............................       $    291,811       $    113,772       $      6,761
      Gathering Fees......................................             19,753             11,899              3,732
      Processing and Treating Revenue.....................             38,871             15,564              5,107
                                                               --------------     --------------     --------------

           TOTAL OPERATING REVENUES.......................            350,435            141,235             15,600
                                                               --------------     --------------     --------------

     OPERATING EXPENSES:
      Energy Marketing Costs..............................            281,116            104,284              4,781
      Operating Expenses..................................             22,727             14,885              2,410
      Processing and Treating Costs.......................             25,520             11,244              4,052
                                                               --------------     --------------     --------------

           TOTAL OPERATING EXPENSES.......................            329,363            130,413             11,243
                                                               --------------     --------------     --------------

           GROSS MARGIN...................................       $     21,072       $     10,822       $      4,357
                                                               ==============     ==============     ==============

     VOLUME (in MMBtu)
      Marketing...........................................             57,626             33,389              4,326
      Gathering...........................................            140,190             96,567             48,136
      Processing and Treating.............................             11,940              9,976              2,544
                                                               --------------     --------------     --------------

     TOTAL VOLUME.........................................            209,756            139,932             55,006
                                                               ==============     ==============     ==============

     GROSS MARGIN per MMBtu...............................       $        .10       $        .08       $        .08
                                                               ==============     ==============     ==============

Year Ended December 31, 2000 compared to Year Ended December 31, 1999

  Gross margin for the year ended December 31, 2000 increased 95% or $10.3 million over the same period in 1999. This increase was due primarily to the benefits of acquisitions in gathering and processing and increased NGL prices and processing spreads. Marketing margins, gathering fees and processing margins before operating expense increased by $18.1 million primarily due to increased volumes from the acquisitions of DPI and the Calmar facility in March 1999, several offshore gathering systems in the third quarter of 1999, and Provost, Shelco and Manyberries in 2000. In addition, processing spreads on our unhedged NGL production increased approximately $0.82 per MMBtu from the same period in 1999. This was offset by an increase in operating expense of $7.8 million from the acquisitions discussed above.

Year Ended December 31, 1999 compared to Year Ended December 31, 1998

  Gross margin for the year ended December 31, 1999 increased 148% or $6.5 million over the same period in 1998. This increase was due primarily to the benefits of acquisitions in gathering, marketing and processing. Marketing margins, gathering fees and processing margins before operating expense increased by $18.9 million primarily due to increased volumes from the acquisitions of Anadarko in September 1998, DPI and the Calmar facility in March 1999 and several offshore gathering systems in the third quarter of 1999. This was offset by an increase in operating expense of $12.4 million from the acquisitions discussed above.

Other Income, Costs and Expenses

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

  Depreciation, depletion and amortization for the year ended December 31, 2000 increased to $15.7 million from $7.5 million in 1999. This increase was primarily due to increased depreciation on assets acquired in the KPC, DPI/Flare, Calmar, Manyberries and Provost acquisitions.

  General and administrative expenses for the year ended December 31, 2000 increased to $14.0 million from $6.7 million in 1999. The increase was primarily due to increased employee costs related to the demands for more infrastructure to handle the Company's growth.

  Taxes other than income for the year ended December 31, 2000 increased to $3.9 million from $1.7 million in 1999. This increase was primarily due to increased ad valorem tax on assets acquired in the KPC, DPI/Flare, Calmar, Manyberries and Provost acquisitions.

  Interest expense for the year ended December 31, 2000 increased to $18.5 million from $6.5 million in 1999. The Company was servicing an average of $255.8 million in debt for the year ended December 31, 2000 as compared to $110.5 million in debt for the year ended December 31, 1999. The increased debt level in 2000 was the impact of a full year of debt used to finance the Company's KPC acquisition in November 1999 as well as its Shelco, Provost, Manyberries, and Phoenix Gas Liquids acquisitions made in 2000. The additional interest expense was related to the increased debt level and an increase in the Company's weighted average interest rate. The Company's weighted average interest rate was 7.81% and 6.37% for the years ended December 31, 2000 and 1999, respectively.

  Other income for the year ended December 31, 2000 increased to $1.8 million from ($0.1) million in 1999. This increase was primarily due to the revaluation of a contingent liability reserve that the Company determined was no longer necessary and gains on the sale of two pipeline systems and other equipment.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Other operating revenues for the year ended December 31, 1999 increased to $2.4 million from $0.4 million in 1998. The increase was primarily attributable to income earned by Flare on processing and treating plant construction projects.

  Depreciation, depletion and amortization for the year ended December 31, 1999 increased to $7.5 million from $3.2 million in 1998. This increase was primarily due to increased depreciation on assets acquired in the KPC, Anadarko, DPI/Flare and Calmar acquisitions.

  General and administrative expenses for the year ended December 31, 1999 increased to $6.7 million from $5.4 million in 1998. The increase was due to the KPC and DPI/Flare acquisitions.

  Interest expense for the year ended December 31, 1999 increased to $6.5 million, from $3.2 million in 1998. The Company was servicing an average of $110.5 million in debt for the year ended December 31, 1999 as compared to $45.6 million in debt for the year ended December 31, 1998. The increased debt load in 1999 was primarily associated with the debt used to finance the KPC Acquisition in November 1999 as well as its DPI/Flare and Calmar acquisitions in March of 1999. The additional expense related to increased debt levels was mitigated by a reduction in the Company's weighted average interest rate. The Company's weighted average interest rate was 6.37% and 7.11% for the years ended December 31, 1999 and 1998, respectively.

  During the fourth quarter of fiscal 1999, the Company recorded a pre-tax unusual charge totaling $2.7 million ($2.2 million after tax) related to the restructuring efforts announced in November 1999. The charge primarily related to the severance and benefits of approximately 50 employees who were involuntarily terminated. All employees had been terminated by December 31, 2000. At December 31, 1999, an accrued liability of $1.7 million related to the severance charges was included in "Accounts payable and accrued liabilities" on the consolidated balance sheet. At December 31, 2000, $0.1 million of the accrued liability remained.

  The Company had an extraordinary charge of $0.6 million for the year ended December 31, 1999 incurred in connection with the write-down of deferred financing charges as a result of amending the Company's credit facility.

Income Taxes

  The Company's income tax provision for the year ended December 31, 2000 increased to $7.4 million from $2.2 million in 1999. The Company's effective tax rate for the year ended December 31, 2000 increased to 25.7% from 15.3% in 1999 due to the utilization of NOL carryforwards in prior periods. The effective tax rate for 2001 is expected to be closer to the federal statutory rate of 34%.

  As of December 31, 2000, the Company has NOL carryforwards of approximately $13.4 million, expiring in various amounts from 2003 through 2013. These loss carryforwards were generated by companies acquired by Midcoast. The ability of the Company to utilize the carryforwards is dependent upon the Company generating sufficient taxable income and will be affected by annual limitations (currently estimated at $2.0 million) on the use of such carryforwards due to a change in shareholder control under section 382 of the Internal Revenue Code triggered by the change of ownership created by the acquisition of Republic and DPI.

  During the year ended December 31, 2000, approximately $2.0 million of valuation allowance was removed as a result of net operating losses that are more likely than not to be utilized in the future. The remaining balance of the valuation allowance will be allocated to reduce goodwill upon the recognition of the benefit from the related deferred tax asset.

Capital Resources and Liquidity

  Since 1996, the Company has acquired approximately $384 million of pipeline systems. Capital requirements have been funded through equity infusions from common stock offerings, commercial bank borrowings and cash flow from operations.

  The Company has raised net proceeds of approximately $128 million in four common stock offerings since being listed on the American Stock Exchange in August 1996. These capital infusions and the stability of our cash flow has allowed the Company the financial flexibility to utilize lower cost conventional bank debt financing to fund a large part of its growth. The Company's long-term debt to total capitalization ratio decreased to 59% at December 31, 2000 from 60% at December 31, 1999.

  In November 1999, in March 2000, and again in June 2000, the Company amended and restated its bank financing agreement under the certain Amended and Restated Credit Agreement dated August 31, 1998. The amendments added additional banks to the syndicate, increased our borrowing availability, modified our letter of credit facility, extended the maturity to November 2004, modified financial covenants, established waiver and amendment approvals, changed the method to determine the interest rate to be charged and permitted the establishment of special purpose subsidiaries.

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

  The credit agreement is collaterized by all accounts receivable, contracts, the pledge of all of our subsidiaries' stock and a first lien security interest in our pipeline systems. It also contains a number of customary covenants that require us to maintain certain financial ratios and limit our ability to incur additional indebtedness, transfer or sell assets, create liens, or enter into a merger or consolidation. The Company is required to comply with more stringent debt to capitalization and EBITDA to interest ratios by March 31, 2001. At December 31, 2000, the Company has approximately $44 million of available capacity under its credit agreement.

  For the year ended December 31, 2000, the Company generated cash flow from operating activities, before working capital adjustments, of approximately $40.2 million. Currently, the Company has committed to making approximately $53.8 million in construction related expenditures in 2001. The Company believes that its credit agreement and funds provided by operations will be sufficient to meet its operating cash needs for the foreseeable future and its projected capital expenditures, other than acquisitions.

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

New Accounting Pronouncements

  The FASB issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides guidance for determining whether a transfer of financial assets should be accounted for as a sale or a secured borrowing, and whether a liability has been extinguished. The Statement is effective for recognition and reclassification of collateral and for disclosures that relate to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Statement will become effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The initial application of SFAS No. 140 will not have a material impact to the Company's results of operations or financial position.

  The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modified the practice of accounting for certain stock award agreements and was effective beginning July 1, 2000. The implementation of this interpretation had no impact on the Company's results of operations or financial position.

  The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This was followed in June 2000 by the issuance of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS Nos. 133 and 138 establish accounting and reporting standards for derivative financial instruments. The standards require that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings if the derivative does not qualify as a hedge instrument. If a derivative is a hedge, changes in the fair value of the derivative will either be recognized in earnings along with the change in the fair value of the hedged asset, liability or firm commitment, or recognized in other comprehensive income until the hedged item is recognized in earnings. For a derivative recognized in other comprehensive income, the ineffective portion of the derivative's change in fair value will be recognized immediately in earnings. The Company adopted these standards effective January 1, 2001. The cumulative effect of the accounting change associated with the initial adoption of SFAS No. 133 resulted in a $4.7 million increase in other comprehensive income, net of income taxes, an increase in assets of $7.5 million and an increase in liabilities of $2.8 million. It is estimated that the application of SFAS No. 133 will result in a reduction of first quarter 2001 earnings by approximately $2.1 million ($1.4 million after tax).

  While SFAS No. 133 provides a significant change in the accounting guidance related to derivative instruments and hedging activities, the Company has determined that the more stringent accounting and documentation requirements under SFAS No. 133 will not cause any significant changes in its overall risk management strategy and in its overall hedging activities. In addition, the final resolution by the Financial Accounting Standards Board of certain implementation issues may differ from the tentative conclusions reached by the Derivatives Implementation Group on which the preceding amounts were based.

  Certain normal purchase and normal sales contracts have been excluded from our consideration of derivative instruments as they provide for the purchase or sale of something other than a financial or derivative instrument that will be delivered in quantities expected to be used or sold by us over a reasonable period in the normal course of business in accordance with the provisions of SFAS No. 133.

  The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements", to provide guidance for revenue recognition issues and disclosure requirements. Subsequently, the SEC issued SAB No. 101A, "Amendment: Revenue Recognition in Financial Statements" and SAB No. 101B, "Second Amendment: Revenue Recognition in Financial Statements", which ultimately delayed implementation to the fourth quarter of fiscal years beginning after December 15, 1999. SAB No. 101 covers a wide range of revenue recognition topics and summarizes the staff's interpretations on the application of generally accepted accounting principles to revenue recognition. The implementation of this interpretation had no impact on the Company's results of operations or financial position.

Environmental and Safety Matters

  The Company's activities in connection with the operation and construction of pipelines and other facilities for transporting, processing, treating or storing natural gas and other products are subject to environmental and safety regulation by numerous federal, state, local and Canadian authorities. This regulation can include ongoing oversight regulation as well as requirements for construction or other permits and clearances that must be granted in connection with new projects or expansions. Regulatory requirements can increase the cost of planning, designing, initial installation and operation of such facilities. Sanctions for violation of these requirements include a variety of civil and criminal enforcement measures, including assessment of monetary penalties, assessment and remediation requirements, and injunctions as to future compliance. The following is a discussion of certain environmental and safety concerns that relate to us. It is not intended to constitute a complete discussion of the various federal, state, local and Canadian statutes, rules, regulations or orders to which our operations may be subject. Environmental and safety matters expenditures for the year ended December 31, 2000 were not material.

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

  The Company's interstate systems are also subject to the Natural Gas Pipeline Safety Act of 1968, as amended, which establishes pipeline and liquified natural gas plant safety requirements, and the National Environmental Policy Act and other environmental legislation. Each of the systems has a continuing program of inspection designed to keep all of the facilities in compliance with pollution control and pipeline safety requirements, and the Company believes that its systems are in substantial compliance with applicable requirements. In addition, some pipelines are subject to specific regulations under the U.S. Department of Transportation. Each of the subject systems has a continuing program of inspection and maintenance of operations designed to keep all of the facilities in compliance with these regulations.

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

  We will make expenditures in connection with environmental matters as part of our normal operations and capital expenditures. In addition, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that might become necessary. We are subject to an inherent risk of incurring environmental costs and liabilities because of our handling of oil, natural gas and petroleum products, historical industry waste disposal practices and prior use of natural gas flow meters containing mercury. There can be no assurance that we will not incur material environmental costs and liabilities. Management believes, based on our current knowledge, that we have obtained and are in current compliance with all necessary and material permits and that we are in substantial compliance with applicable material environmental and safety regulations. Further, we maintain insurance coverages that we believe are customary in the industry; however, there can be no assurance that our environmental impairment insurance will provide sufficient coverage in the event an environmental claim is made against us. See "Business and Properties - Insurance." We are not aware of any existing environmental or safety claims that would have a material impact upon our financial position, results of operations or cash flows.

Disclosure Regarding Forward Looking Statements

  This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in and incorporated by reference into this Form 10-K are forward-looking statements. These forward looking statements include, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity" and "Business--Business Growth Strategy" regarding the Company's estimate of the sufficiency of existing capital resources, whether funds provided by operations will be sufficient to meet its operational needs in the foreseeable future and its projected expenditures, its effective federal income tax rate in the future and its ability to use NOL carryforwards prior to their expiration. Although, we believe that the expectations reflected in these forward looking statements are reasonable, we can not give any assurance that such expectations reflected in these forward looking statements will prove to have been correct.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

  The Company utilizes derivative financial instruments to manage market risks associated with certain energy commodities and interest rates. According to guidelines provided by the Board, the Company enters into exchange-traded commodity futures and over-the-counter commodity and heating degree day swap contracts to reduce the exposure to market fluctuations in the price and demand of energy commodities and fluctuations in interest rates. The Company does not engage in speculative trading. Approvals are required from senior management prior to the execution of any financial derivative.

Commodity Price Risk

  The Company's commodity price risk exposure arises from inventory balances and fixed price purchase and sale commitments. The Company uses exchange-traded commodity futures contracts and over-the-counter commodity swap contracts to manage and hedge price risk related to these market exposures.

  Natural gas futures involve the buying and selling of natural gas at a fixed price. Over-the-counter commodity swap agreements require the Company to receive or make payments based on the difference between a specified price and the actual price of natural gas. The Company uses futures and swaps to manage margins on offsetting fixed-price purchase or sales commitments for physical quantities of natural gas. See "Note 11. Financial Instruments and Price Risk Management Activities" in the Notes to Consolidated Financial Statements. The following tables provide information as of December 31, 2000 and 1999, about the Company's commodity price risk (in thousands, except for price per MMBtu amounts):

                                                             As of December 31, 2000
                                                         Expected Fiscal Year of Maturity
                                                ------------------------------------------------
                                                         2001                     Fair Value
                                                ----------------------      --------------------
     Commodity Swap Contracts:
         Notional Quantity  (MMBtu).............                 4,348
         Weighted Average Fixed Price (Per
          MMBtu)................................          $       5.42
        Notional Amount.........................          $     23,551             $    31,834

     As of December 31, 2000, the Company had net unrealized gains on its various open commodity swaps contracts of $8,283,000.

                                                                                         As of December 31, 1999
                                                                                    Expected Fiscal Year of Maturity
                                                                           -------------------------------------------------
                                                                                    2000                     Fair Value
                                                                           ----------------------      ---------------------
     Commodity Swap Contracts:
         Contract Volumes  (MMBtu)...............                                           5,045
         Weighted Average Fixed Price (Per
          MMBtu).................................                                      $     2.11
        Contract Amount..........................                                      $   10,635                $     9,608

     Commodity Futures Contracts:
         Contract Volumes  (MMBtu)...............                                             930
         Weighted Average Fixed Price (Per
            MMBtu)...............................                                      $     2.47
        Contract Amount..........................                                      $    2,295                $     2,183

  As of December 31, 1999, the Company had net unrealized losses on its various open commodity swaps and futures contracts of $1,139,000.

Commodity Weather Demand Risk

  The Company's commodity weather demand risk exposure arises from natural gas sales and pipeline throughputs affected by changes in weather. In particular, demand on the Magnolia, MIT and MIDLA systems fluctuates due to weather variations because of the large municipal and other seasonal customers that are served by the respective systems. The Company uses over-the-counter heating degree day swaps contracts to manage the risk related to this market exposure.

  Over-the-counter heating degree day swap and option agreements require the Company to receive or make payments based on the difference between a specified heating degree day and the actual heating degree day. See "Note 11. Financial Investments and Price Risk Management Activities" in the Notes to

Consolidated Financial Statements. The tabular presentation related to the Company's commodity weather demand risk is illustrated below (in thousands):

                                                 As of December 31, 2000
                                             Expected Fiscal Year of Maturity
                                           -------------------------------------
                                                2001              Fair Value
                                           ----------------     ----------------
   Heating Degree Day Swap Contracts:
      Notional Amount....................         $    541             $ (240)


     As of December 31, 2000, the Company had net recognized losses on its various open heating degree day swaps contracts of $200,000. The Company did not use any heating degree day swaps during 1999.

Interest Rate Risk

     The Company's interest rate risk exposure resulting from its debt is influenced by short-term rates, primarily LIBOR-based borrowings from commercial banks. To mitigate the impact of fluctuations at interest rates, the Company targets to maintain a significant portion of its debt at fixed rates. The Company also utilizes interest-rate swaps to change the ratio of its fixed and variable rate debt based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner. At December 31, 2000 and 1999, the amount of the Company's fixed and variable rate debt was at targeted levels. The following tables provide information as of December 31, 2000 and 1999, about the Company's interest rate risk sensitive instruments. For long-term debt, the tables present principal and weighted-average interest rates by expected maturity dates. For interest-rate swaps, the tables present notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the interest-rate swaps.

                                                                               As of December 31, 2000
                                                                           Expected Fiscal Year of Maturity
                                                  ----------------------------------------------------------------------------------
                                                     2001        2002        2003        2004        2005       Total     Fair Value
                                                  ----------- ----------- ----------- ----------- ----------- ----------- ----------
     Liabilities:
        Long-term debt, including current
        portion - variable interest rate of
        8.17% at December 31, 2000..............    $      -           -           -    $255,999           -    $255,999   $255,999

     Interest Rate Derivatives:
        Interest rate swaps, variable to fixed
        rate - notional amounts.................    $ 40,000           -    $100,000           -           -    $140,000    $  (445)
        Fixed interest rate paid................        5.53%       5.95%       5.95%
        Average interest rate received..........        4.83%       5.50%       5.81%
        Net cash flow effect....................    $   (974)     $ (450)    $  (142)

     The interest rate swap agreements entered into by the Company as of December 31, 2000 effectively converted $140 million of floating-rate debt to fixed-rate debt. See "Note 11. Financial Instruments and Price Risk Management Activities" in the Notes to Consolidated Financial Statements. The first swap agreement, with a notional amount of $40 million, was entered into in October 1998 and has an initial term of three years through November 2001 but is extendible, at the bank's option, for an additional two years. The second swap agreement, with a notional amount of $100 million, was entered into in October 2000 and has an initial term of three years through November 2003 but is cancelable, at the bank's option, at the beginning of each quarterly reset period. The $40 million swap was recorded using accrual accounting and the option piece of the $100 million swap was recorded using the mark-to-market method of accounting at December 31, 2000. As of December 31, 2000, the Company had a net recognized gain on the option piece of the $100 million swap of $753,000.

                                                                               As of December 31, 1999
                                                                           Expected Fiscal Year of Maturity
                                                  ----------------------------------------------------------------------------------
                                                     2000        2001        2002       2003        2004        Total     Fair Value
                                                  ----------- ----------- ----------- ---------- ------------ ----------- ----------
     Liabilities:
        Long-term debt, including current
        portion - variable interest rate of
        8.17% at December 31, 1999...........     $     71             -           -          -    $ 240,000    $240,071    $240,071

     Interest Rate Derivatives:
        Interest rate swaps, variable to fixed
        rate - notional amounts..............     $ 25,000     $  40,000          -          -            -     $ 65,000    $  1,582
        Fixed interest rate paid.............         4.71%         4.48%
        Average interest rate received.......         6.58%         6.99%
        Net cash flow effect.................     $  1,211     $   1,007

     The interest rate swap agreements entered into by the Company as of December 31, 1999 effectively converted $65 million of floating-rate debt to fixed-rate debt. The first swap agreement, with a notional amount of $25 million, was entered into in December 1997. It was subsequently transferred to another bank in November 1998 and replaced with a new swap agreement that had an initial term of two years through December 2000 but was extendible, at the bank's option, for an additional three years. The bank decided not to extend the $25 million swap. The second swap agreement, with a notional amount of $40 million, was entered into in October 1998 and has an initial term of three years through November 2001 but is extendible, at the bank's option, for an additional two years. Both transactions were recorded using accrual accounting.

Item 8. Financial Statements.


                        Report of Independent Accountants
                        ---------------------------------

To the Board of Directors and Shareholders of Midcoast Energy Resources, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Midcoast Energy Resources, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Houston, Texas
March 14, 2001

                        Report of Independent Accountants
                        ---------------------------------

Board of Directors and Shareholders
Midcoast Energy Resources, Inc.
Houston, Texas

     We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Midcoast Energy Resources, Inc. for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Midcoast Energy Resources, Inc., and subsidiaries for the year ended December 31, 1998, in conformity with generally accepted accounting principles.


HEIN + ASSOCIATES LLP

Houston, Texas
March 18, 1999

                MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                               December 31,
                                                                                    ------------------------------------
                                                                                         2000                1999
                                                                                    ----------------   -----------------
                                      ASSETS
                                      ------

Current Assets:
   Cash and cash equivalents....................................................    $         4,619    $         2,345
   Accounts and notes receivable, net of allowance of $1,096 and $1,484,
    respectively................................................................            144,649             55,189
   Other current assets.........................................................              7,730              4,905
                                                                                    ----------------   -----------------

            Total Current Assets................................................            156,998             62,439
                                                                                    ----------------   -----------------

Property, Plant and Equipment, net..............................................            416,046            392,969

Other Assets....................................................................             26,276             22,964
                                                                                    ----------------   -----------------

            Total Assets........................................................    $       599,320    $       478,372
                                                                                    ================   =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities.............................................................    $       146,347    $        63,978

Long-term Debt..................................................................            255,999            240,000

Other Liabilities...............................................................                782              2,147

Deferred Income Taxes...........................................................             17,746             11,034

Commitments and Contingencies...................................................

Minority Interest in Consolidated Subsidiaries..................................                595                536

Shareholders' Equity:
   Common stock, par value $.01 per share; authorized 31,250,000 shares; issued
      12,738,109 and 12,721,980 shares, respectively............................                127                127
   Paid-in capital..............................................................            166,028            165,964
   Retained earnings (deficit)..................................................             14,941             (2,915)
   Accumulated other comprehensive income.......................................                  2                 71
   Treasury stock (at cost), 201,908 and 161,156 treasury shares, respectively..             (3,247)            (2,570)
                                                                                    ----------------   -----------------

            Total Shareholders' Equity..........................................            177,851            160,677
                                                                                    ----------------   -----------------

            Total Liabilities and Shareholders' Equity..........................    $       599,320    $       478,372
                                                                                    ================   =================

  The accompanying notes are an integral part of these consolidated financial statements.

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)

                                                                                    For the Year Ended December 31,
                                                                           ---------------------------------------------------
                                                                                2000              1999              1998
                                                                           ---------------   ---------------   ---------------
      Operating Revenues:
         Energy marketing revenue.....................................     $       690,935   $       346,956   $       215,118
         Transportation and gathering fees............................              59,407            26,657            13,406
         Natural gas processing and treating revenue..................              38,871            15,564             5,107
         Other........................................................               3,133             2,394               438
                                                                           ---------------   ---------------   ---------------
                  Total operating revenues............................             792,346           391,571           234,069
                                                                           ---------------   ---------------   ---------------

      Operating Expenses:
         Energy marketing expenses....................................            656,990            319,207           206,950
         Natural gas processing and treating costs....................             25,520             11,244             4,052
         Other operating expenses.....................................
                                                                                   30,737             21,556                 -
         Depreciation, depletion and amortization.....................             15,695              7,545             3,197
         General and administrative...................................             13,975              6,708             5,384
         Taxes other than income......................................              3,925              1,723               933
         Unusual charges..............................................                  -              2,685                 -
                                                                           ---------------   ---------------   ---------------
                  Total operating expenses............................             746,842           370,668           220,516
                                                                           ---------------   ---------------   ---------------

                  Operating income....................................              45,504            20,903            13,553

      Non-Operating Items:
         Interest expense.............................................             (18,489)           (6,533)           (3,247)
         Minority interest in consolidated subsidiaries...............                 (88)              (43)              (58)
         Other income (expense), net..................................               1,837              (137)              174
                                                                           ---------------   ---------------   ---------------
                  Total non-operating items...........................             (16,740)           (6,713)           (3,131)
                                                                           ---------------   ---------------   ---------------

      Income before income taxes and extraordinary item...............              28,764            14,190            10,422

      Provision for income taxes:
         Current......................................................                (684)           (1,833)             (114)
         Deferred.....................................................              (6,712)             (336)           (1,195)
                                                                           ---------------   ---------------   ---------------
      Income before extraordinary item................................              21,368            12,021             9,113

      Extraordinary item, net of income tax provision of $300.........                  -               (582)                -
                                                                           ---------------   ---------------   ---------------

      Net Income......................................................     $        21,368   $        11,439   $         9,113
                                                                           ===============   ===============   ===============

      Earnings per common share:

                  Basic
                     Income before extraordinary item.................     $          1.71   $          1.31   $          1.29
                     Extraordinary item...............................                   -              (.06)                -
                                                                           ---------------   ---------------   ---------------
                       Net Income.....................................     $          1.71   $          1.25   $          1.29
                                                                           ===============   ===============   ===============

                  Diluted
                     Income before extraordinary item.................     $          1.68   $          1.28   $          1.25
                     Extraordinary item...............................                   -              (.06)                -
                                                                           ---------------   ---------------   ---------------
                       Net Income.....................................     $          1.68   $          1.22   $          1.25
                                                                           ===============   ===============   ===============

      Weighted Average Number of Common Shares Outstanding:

                  Basic...............................................          12,506,346         9,176,201         7,074,372
                                                                           ===============   ===============   ===============
                  Diluted.............................................          12,756,414         9,400,754         7,298,345
                                                                           ===============   ===============   ===============

  The accompanying notes are an integral part of these consolidated financial statements.

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (In thousands)

                                                                           For the Year Ended December 31,
                                                                      -------------------------------------------
                                                                           2000            1999           1998
                                                                      ------------    -----------    ------------
Net income........................................................      $ 21,368        $ 11,439        $  9,113
Foreign currency translation adjustment...........................           (69)             71               -
                                                                      ------------    -----------    ------------
Comprehensive income..............................................      $ 21,299        $ 11,510        $  9,113
                                                                      ============    ===========    ============

  The accompanying notes are an integral part of these consolidated financial statements.

               MIDCOAST ENERGY RESOURCES INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (In thousands, except share and per share data)

                                                                                        Accumulated
                                Common Stock                  Retained                      Other     Treasury Stock    Total
                             -----------------     Paid-in    Earnings      Unearned    Comprehensive --------------  Shareholders'
                             Shares     Amount     Capital    (Deficit)   Compensation     Income     Shares  Amount    Equity
                             -----    ---------  ----------  ---------    ------------   ------------  ------  ------  -------------
Balance, December 31, 1997... 7,150   $   71     $  80,681  $ (19,283)      $  (18)        $     -        -   $       -  $   61,451

Net income.................       -        -             -      9,113            -               -        -           -       9,113

Shares issued or vested
under various
stock-based compensation
arrangements..............        -        -             -          -           14               -        -           -          14

Warrants exercised........        -        -           274          -            -               -        -           -         274

Treasury stock purchased...       -        -             -          -             -              -     (181)     (2,791)     (2,791)

Common stock dividends,
$0.25 per share............       -        -              -    (1,777)            -              -        -           -      (1,777)
                           -------- --------     ---------- ---------       --------       -------     ----   ---------  ----------
Balance, December 31, 1998... 7,150   $   71     $  80,955  $ (11,947)      $   (4)        $     -     (181)  $  (2,791) $   66,284

Net income.................       -        -             -     11,439            -               -        -           -      11,439

Shares issued or vested
under various
stock-based compensation
arrangements..............        -        -             -          -            4               -        -           -           4

Stock options exercised....       -        -            42          -            -               -        -           -          42

Sale of common stock.......   5,572       56        84,772          -            -                        -           -      84,828

Treasury stock purchased...       -        -             -          -             -              -     (144)     (2,406)     (2,406)

Treasury stock issued in
connection with the DPI
acquisition..............         -        -            195         -             -              -      164       2,627       2,822

Foreign currency
translation adjustment.....       -        -              -         -             -             71        -           -          71

Common stock dividends,
$0.27 per share............       -        -              -    (2,407)            -              -        -           -      (2,407)

                           -------- --------     ---------- ---------       --------       -------     ----   ---------  ----------
Balance, December 31, 1999.  12,722   $  127     $  165,964 $  (2,915)      $     -        $    71     (161)  $  (2,570) $  160,677

Net income.................       -        -              -    21,368             -              -        -           -      21,368

Stock options exercised....       6        -             90         -             -              -        -           -          90

Warrants exercised.........      10        -              -         -             -              -        -           -           -

Treasury stock purchased...       -        -              -         -             -              -     (101)     (1,566)     (1,566)

Treasury stock issued in
connection with
acquisitions..............        -        -            165         -             -              -       60         889       1,054

Foreign currency
translation adjustment.....       -        -              -         -             -            (69)       -           -         (69)

Common stock dividends,
$0.28 per share............       -        -              -    (3,512)            -              -        -           -      (3,512)

Other......................       -        -           (191)        -             -              -        -           -        (191)
                           -------- --------     ---------- ---------       --------       -------     ----   ---------  ----------
Balance, December 31, 2000.  12,738   $  127     $  166,028 $  14,941       $     -        $     2     (202)  $  (3,247)  $ 177,851
                           ======== ========     ========== =========       ========       =======     ====   =========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                           For the Year ended December 31,
                                                                         ----------------------------------
                                                                            2000         1999        1998
                                                                         ---------    ---------   ---------
Cash Flows from Operating Activities:
   Net income applicable to common shareholders......................    $  21,368    $  11,439   $   9,113
   Adjustments to arrive at net cash provided by operating activities-
     Depreciation, depletion and amortization........................       15,695        7,545       3,197
     Deferred income taxes...........................................        6,712          336       1,195
     Recognition of deferred income..................................            -          (76)        (83)
     Minority interest in consolidated subsidiaries..................           88           43          58
     Gain on sale of plant assets....................................         (491)           -           -
     Extraordinary charge, net of tax................................            -          582           -
     Other...........................................................       (3,174)         (96)          -
     Changes in working capital accounts:
       Increase in accounts receivable...............................      (86,199)     (11,396)     (4,498)
       (Increase) decrease in other current assets...................       (3,146)         186        (138)
       Increase in accounts payable and accrued liabilities..........       75,113        8,136       8,325
                                                                         ---------    ---------   ---------
          Net cash provided by operating activities..................       25,966       16,699      17,169
                                                                         ---------    ---------   ---------
Cash Flows from Investing Activities:
  Acquisitions, net of cash acquired.................................      (22,752)    (238,104)    (52,076)
  Capital expenditures...............................................      (16,528)     (16,562)     (7,816)
  Proceeds from sale of plant assets.................................          451            -           -
  Net receipts from (advances to) equity investee....................           53          368        (724)
  Other..............................................................       (1,661)           -        (695)
                                                                         ---------    ---------   ---------
          Net cash used by investing activities......................      (40,437)    (254,298)    (61,311)
                                                                         ---------    ---------   ---------
Cash Flows from Financing Activities:
  Bank debt borrowings...............................................      125,806      194,658      89,159
  Bank debt repayments...............................................     (109,878)     (33,599)    (39,969)
  Net proceeds from equity offerings.................................            -       84,870           -
  Financing costs....................................................            -       (1,372)       (588)
  Cash overdrafts....................................................        6,659
  Treasury stock purchases...........................................       (1,566)      (2,406)     (2,791)
  Dividends on common stock..........................................       (3,512)      (2,407)     (1,777)
  Other..............................................................         (764)           -           -
                                                                         ---------    ---------   ---------
          Net cash provided by financing activities..................       16,745      239,744      44,034
                                                                         ---------    ---------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents.................        2,274        2,145        (108)
                                                                         ---------    ---------   ---------
Cash and Cash Equivalents, beginning of year.........................        2,345          200         308
                                                                         ---------    ---------   ---------
Cash and Cash Equivalents, end of year...............................    $   4,619    $   2,345   $     200
                                                                         =========    =========   =========

Supplemental Disclosures:

  Cash paid for interest, net of amounts capitalized.................    $  19,928    $   7,357   $   2,135
                                                                         =========    =========   =========
  Cash paid for income taxes.........................................    $   1,813    $     460   $     311
                                                                         =========    =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business:

     The Company was formed on May 11, 1992, as a Nevada corporation and in September 1992, through a merger accounted for as a pooling of interests, became the successor to Nugget Oil Corporation. The Company was reincorporated as a Texas corporation in 1999.

     The Company, along with its subsidiaries and its affiliated companies, is primarily engaged in the transportation, gathering, processing and marketing of natural gas and other petroleum products. As of December 31, 2000, the Company owned and operated three interstate transmission pipeline systems, one intrastate transmission system, 36 end-user systems and 44 gathering systems representing approximately 4,130 miles of pipeline with an aggregate daily throughput capacity of over 3.6 Bcf of natural gas per day. Operations also included five major gas processing and treating facilities, 98 natural gas liquid, crude oil and CO2 trucks and trailers and 45 rail cars. The Company's principal business consists of providing transportation services to both end-users and natural gas producers, providing natural gas marketing services to these customers and processing natural gas. In connection with these services, the Company acquires and constructs pipelines to meet these customers' needs. The Company's principal assets are located in the Gulf Coast and Mid-Continent areas.

Note 2. Summary of Significant Accounting Policies:

Basis of Presentation and Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries of the Company after the elimination of all significant intercompany accounts and transactions. The equity method of accounting is used for investments in affiliates where the Company owns fifty percent or less and is not deemed to have significant influence or control.
The financial statements for previous periods include certain reclassifications that were made to conform to the current year presentation. Such reclassifications have no impact on reported net income or shareholders' equity.

Use of Estimates

     The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

     The Company considers short-term, highly liquid investments that have an original maturity of three months or less at the time of purchase to be cash equivalents.

Gas Imbalances

     In the course of providing services to customers, natural gas pipelines may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. These transactions result in natural gas imbalance receivables and payables that are settled through cash-out procedures specified in each tariff or operational balancing agreement or recovered or repaid through the receipt or delivery of natural gas in the future. Such imbalances are recorded as current assets or current liabilities on the balance sheet using the posted index prices of the applicable FERC-approved tariffs, which approximate market rates or our weighted average cost of gas (WACOG).

Inventories

     Inventories consist primarily of materials and supplies, natural gas and liquid petroleum products. Inventories of materials and supplies utilized for ongoing replacements and expansions are carried at average cost and are reviewed regularly and adjusted to their net realizable value. The natural gas and liquid petroleum products are carried at lower of cost or market. Inventories are included in "Other Current Assets" on the consolidated balance sheets.

Regulated Pipelines

     MIT, MLGC and KPC are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenue to MIT, MLGC and KPC associated with certain costs which

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

will be recovered from customers through the regulatory, or the rate making process. Regulatory assets are included in "Other Assets" on the consolidated balance sheets.

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

Property, Plant and Equipment

     Interstate and intrastate natural gas transmission, distribution and processing facilities and other equipment are stated at cost and depreciated by the straight-line method at rates based on the following estimated useful lives of the assets:

      Interstate natural gas transmission facilities....  15 - 66  Years
      Intrastate natural gas transmission facilities....  15 - 60  Years
      Pipeline right-of-ways............................       17  Years
      Natural gas processing facilities.................       30  Years
      Other property and equipment......................   3 - 10  Years

     For regulated interstate natural gas transmission facilities, the cost of additions to property, plant and equipment includes direct labor and material, allocable overhead and an allowance for the estimated cost of funds used during construction ("AFUDC"). Such provisions for AFUDC are not reflected separately in the accompanying consolidated statements of operations due to the amounts not being material. Maintenance and repairs, including the cost of renewals of minor items of property, are charged principally to expense as incurred. Major additions, replacements and improvements of property (exclusive of minor items or property) are charged to the appropriate property accounts. Upon retirement of a pipeline plant asset, its cost is charged to accumulated depreciation together with the cost of removal, less salvage value.

     For all other non-regulated assets, repairs and maintenance are charged to expense as incurred; renewals and betterments are capitalized including any direct labor. Upon retirement or disposal, the net book value of fixed assets, net of any sale proceeds or retirement costs, is recorded as a charge or credit to income.

     The Company accounts for its oil and natural gas production activities using the full cost method of accounting. Under this method of accounting, all costs, including indirect costs related to exploration and development activities, are capitalized as oil and natural gas property costs. No gains or losses are recognized on the sale or disposition of oil and natural gas reserves, except for sales that include a significant portion of the total remaining reserves.

Impairment of Long-Lived Assets

     In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company evaluates the long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if an impairment is required. Until the assets are disposed of, an estimate of the fair value is redetermined when related events or circumstances change. No impairment charges were recognized for the years ended December 31, 2000 and 1998. During 1999, the Company wrote down a certain pipeline system to salvage value and recognized an impairment of approximately $145,000. The impairment was included in "Depreciation, Depletion and Amortization" on the accompanying consolidated statement of operations.

Goodwill and Other Intangible Assets

     Goodwill, which represents the excess of cost over fair value of assets of businesses acquired, is amortized on a straight-line basis over 20 years. Other intangible assets are amortized on a straight-line basis over periods from three to 20 years.

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treasury stock

     Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Treasury stock sold or issued is valued on a weighted average basis.

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

Income Taxes

     Income taxes are based on income reported for tax return purposes along with a provision for deferred income taxes. Deferred income taxes are provided to reflect the tax consequences in future years of differences between the financial statement and tax bases of assets and liabilities. Tax credits are accounted for under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax asset will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

Price Risk Management Activities

     The Company utilizes derivative financial instruments (primarily futures contracts, option contracts and swap agreements) to hedge against interest rate fluctuations and market price fluctuations of certain commodity inventories and sales and purchase commitments. Embedded options in the interest rate swap agreements are bifurcated from the swap agreement and valued separately with changes in value recorded in income. Unrealized and realized gains and losses on these hedge contracts are deferred and recognized in income in the same manner as the hedged item. These contracts are initially and regularly evaluated to determine that there is a high correlation between changes in the fair value of the hedge contract and fair value of the hedged item. In instances where the anticipated correlation of price movements does not occur, hedge accounting is terminated and future changes in the value of the instruments are recognized as gains or losses in the statement of operations. If the hedged item of the underlying transaction is sold or settled, the instrument is recognized in income. The income effect and cash flows from these items are included in the same balances as the underlying transactions on the statement of operations and of cash flows. See "Note 11. Financial Instruments and Price Risk Management Activities" for information on unrealized and realized gains and losses, notional amounts and notional contracts at December 31, 2000 and 1999.

    The Company also enters into heating degree day swap agreements to manage weather demand risk. The Company's heating degree day swap agreements are accounted for using the intrinsic value method of accounting. Under the intrinsic value method of accounting, an amount is computed based on the difference between the expected results from an upfront allocation of the cumulative strike and the actual results during a period, multiplied by the contract price. The intrinsic value method requires an allocation of the cumulative strike amount to individual periods within the contract term.

Capitalization of Interest

     The Company capitalizes interest on major projects during construction. Interest is capitalized on borrowed funds and, where regulation by the FERC exists, on internally generated funds. The rates used by regulated companies are calculated in accordance with FERC rules. Rates used by unregulated companies are based on the average interest rate on related debt.

Earnings Per Share

     Basic earnings per share are based on the sum of the average number of common shares outstanding. Diluted earnings per share include any dilutive effect of stock options and warrants.

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

     Assets and liabilities of certain foreign subsidiaries with functional currencies other than the U.S. dollar are translated at the spot foreign currency exchange rate in effect at the applicable reporting date, and the combined statements of operations are translated at the average rates in effect during the applicable period. The resulting cumulative translation adjustment is recorded as a separate component of other comprehensive income.

New Accounting Pronouncements

     The FASB issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides guidance for determining whether a transfer of financial assets should be accounted for as a sale or a secured borrowing, and whether a liability has been extinguished. The Statement is effective for recognition and reclassification of collateral and for disclosures that relate to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Statement will become effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The initial application of SFAS No. 140 will not have a material impact to the Company's results of operations or financial position.

     The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modified the practice of accounting for certain stock award agreements and was effective beginning
July 1, 2000. The implementation of this interpretation had no impact on the Company's results of operations or financial position.

     The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This was followed in June 2000 by the issuance of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS Nos. 133 and 138 establish accounting and reporting standards for derivative financial instruments. The standards require that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings if the derivative does not qualify as a hedge instrument. If a derivative is a hedge, changes in the fair value of the derivative will either be recognized in earnings along with the change in the fair value of the hedged asset, liability or firm commitment, or recognized in other comprehensive income until the hedged item is recognized in earnings. For a derivative recognized in other comprehensive income, the ineffective portion of the derivative's change in fair value will be recognized immediately in earnings. The Company adopted these standards effective January 1, 2001. The cumulative effect of the accounting change associated with the initial adoption of SFAS No. 133 resulted in a $4.7 million increase in other comprehensive income, net of income taxes, an increase in assets of $7.5 million and an increase in liabilities of $2.8 million.

     Certain normal purchase and normal sales contracts have been excluded from our consideration of derivative instruments as they provide for the purchase or sale of something other than a financial or derivative instrument that will be delivered in quantities expected to be used or sold by us over a reasonable period in the normal course of business in accordance with the provisions of SFAS No. 133. The final resolution by the Financial Accounting Standards Board of certain implementation issues may differ from the tentative conclusions reached by the Derivatives Implementation Group on which the Company's amounts were based.

     The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", to provide guidance for revenue recognition issues and disclosure requirements. Subsequently, the SEC issued SAB No. 101A, "Amendment: Revenue Recognition in Financial Statements" and SAB No. 101B, "Second Amendment: Revenue Recognition in Financial Statements", which ultimately delayed implementation to the fourth quarter of fiscal years beginning after December 15, 1999. SAB No. 101 covers a wide range of revenue recognition topics and summarizes the staff's interpretations on the application of generally accepted accounting principles to revenue recognition. The implementation of this interpretation had no impact on the Company's results of operations, cash flows or financial position.

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Acquisitions

The Anadarko Acquisition

     In September 1998, the Company purchased the Anadarko natural gas gathering system from El Paso Corporation. The pipeline system was purchased for cash consideration of $35 million. The acquisition was funded through the Company's existing credit facility.

     Under the agreement, MGSI acquired ownership and operation of the Anadarko natural gas gathering system located in Beckham and Roger Mills counties, Oklahoma and Hemphill, Roberts and Wheeler counties, Texas. The system is comprised of over 696 miles of pipeline with an average throughput of 161 MMcf/day and a total capacity of 345 MMcf/day ("Anadarko System"). The system gathers natural gas from approximately 250 wells and includes a 40 MMcf/day natural gas processing facility ("Hobart Plant"), 11 compressor stations with a total of over 14,000 horsepower and interconnections with eight major interstate and intrastate pipeline systems.

     The Company expanded the Anadarko System in December 1998 with the acquisition of the Mendota system from Seagull Energy Corporation for cash consideration of $3.75 million. The Mendota system, which is interconnected with the Anadarko System, includes two processing facilities and 35 miles of natural gas gathering pipeline.

The Calmar Acquisition

     In March 1999, the Company purchased the Calmar system in Alberta, Canada from Probe. The system was purchased for cash consideration of approximately $13.2 million. The assets purchased include a 30 MMcf per day amine sweetening plant, 30 miles of gas gathering pipeline and approximately 4,000 horsepower of compression located near Edmonton, Alberta. The Calmar system currently gathers and treats sour gas from wells operated by Probe and Courage Energy Inc. In conjunction with the purchase, Probe entered into a gas gathering and treating agreement with the Company, including the long-term commitment of Probe's reserves in the Leduc Field, a right of first refusal agreement on new or existing midstream assets within a defined 390-square mile area of interest, and an assignment to the Company of an existing third party gathering and treating agreement. The acquisition was funded through the Company's existing credit facility.

The Flare and DPI Acquisitions

     In March 1999, the Company purchased two related companies, Flare and DPI. The total value of the transaction was approximately $11.1 million and could include future consideration should certain contingencies be met. The Flare and DPI shareholders received cash consideration of approximately $3.2 million, the Company assumed $5.5 million in debt and the DPI shareholders received 163,719 shares of the Company's common stock. The Company recorded approximately $4.0 million of goodwill as part of the acquisition of Flare and DPI. Flare is a natural gas processing and treating company whose principal assets include 27 mobile natural gas processing and treating plants from which it earns revenues based on treating and processing fees and/or a percentage of the NGLs produced. DPI is an NGL, crude oil and CO2 transportation and marketing company. DPI now operates 98 NGL, crude oil and CO2 trucks and trailers, a fleet of 45 pressurized railcars and in excess of 400,000 gallons of NGL storage facilities and product treating and handling equipment. The acquisition was funded through the Company's existing credit facility.

The Kansas Pipeline Company Acquisition

     In November 1999, the Company acquired KPC and other related entities for cash consideration of approximately $195.2 million which included the repayment of $68.4 million in existing KPC senior secured notes and other indebtedness. KPC owns and operates a 1,120-mile regulated interstate natural gas pipeline system. The system extends into two major segments from northwestern and northeastern Oklahoma through Wichita and into the Kansas City metropolitan area. The system's two principal customers are divisions of ONEOK, Inc. and Southern Union Company, which are the local distribution companies for Wichita and Kansas City. KPC derives 97% of its gross margin from a series of long-term transportation contracts with these two principal customers. KPC is capable of delivering approximately

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

140 MMcf/day and 21 MMcf/day of natural gas into the Kansas City and Wichita marketplaces, respectively. KPC is one of only three pipeline systems currently capable of delivering gas into the Kansas City metropolitan market. The acquisition was funded through the Company's existing credit facility.

     In conjunction with the acquisition of KPC, the Company opted to terminate a revenue sharing agreement with Management Resources Group, LLC by agreeing to pay approximately $10.8 million in January 2000.

Pro Forma Information

     The following summarized unaudited pro forma results of operations information for the twelve months ended December 31, 1999 and 1998 assumes the Company's acquisitions consummated in 1999 and 1998 had occurred as of January 1, 1998. The unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of results that would have occurred if the Company had acquired these assets on January 1, 1998 or results that will be attained in the future. Amounts presented below are in thousands, except for per share amounts:

                                                                                    Pro Forma
                                                                                Twelve Months Ended
                                                                                    December 31,
                                                                               ----------------------
                           Income Statement                                       1999        1998
                           ----------------                                    ----------------------
                                                                                    (Unaudited)
              Revenues...................................................      $ 471,794    $ 425,841
              Operating Income...........................................         32,779       39,129
              Net Income before extraordinary charge.....................         12,865       17,357
              Net Income.................................................         12,283       17,357
              Net Income per share before extraordinary charge,
               diluted...................................................      $    1.37    $    2.38
              Net Income per share, diluted..............................      $    1.31    $    2.38

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pro forma results of operations have not been presented for the Company's 2000 acquisitions as the impact on the historical information is immaterial.

      In addition to the acquisitions discussed above, the Company made several additional, individually insignificant, acquisitions. The Company utilized the purchase method of accounting to record all of the acquisitions. Accordingly, the operating results of these acquired businesses have been included in the statements of operations from the date of acquisition. At the acquisition date, the respective assets and liabilities acquired were recorded at their estimated fair values. Any excess of the purchase price over fair value was allocated to goodwill.

     In connection with its 1999 acquisition activity, the Company acquired certain assets and liabilities to include approximately $229.8 million in property, plant and equipment, $35.4 million in other non-cash assets and $24.3 million in assumed liabilities. Furthermore, the Company issued approximately $2.8 million of treasury stock as consideration.


Note 4.    Property, Plant, and Equipment:

     Property, plant, and equipment consisted of the following (in thousands):

                                                                                     December 31,
                                                                    -----------------------------------------------
                                                                            2000                     1999
                                                                    ----------------------   ----------------------
                  Property, Plant, and Equipment:
                     Transmission..................................         $    248,251             $    243,525
                     End-user .....................................               69,538                   65,888
                     Gathering and Processing......................              111,204                   80,734
                     Corporate & Other.............................                5,031                    4,538
                     Construction in Progress......................                8,503                   12,200
                                                                    ----------------------   ----------------------
                                                                                 442,527                  406,885
                  Less Accumulated Depreciation....................               26,481                   13,916
                                                                    ----------------------   ----------------------
                  Total Property, Plant, and Equipment, net........         $    416,046             $    392,969
                                                                    ======================   ======================

         Interest capitalized for the years ended December 31, 2000, 1999 and 1998 totaled $0.7 million, $0.2 million and $0.1 million, respectively.

Note 5.   Other Assets:

            Other assets are summarized as follows (in thousands):

                                                                                              December 31,
                                                                                 ---------------------------------------
                                                                                       2000                  1999
                                                                                 -----------------     -----------------
           Regulatory assets, net of accumulated amortization of $7,450 and
             $6,670............................................................  $          18,165     $          16,455
           Goodwill, net of accumulated amortization of $310 and $109..........              4,822                 4,031
           Deferred financing costs, net of accumulated amortization of $411
             and $46...........................................................              1,608                 1,326
           Other ..............................................................              1,681                 1,152
                                                                                 -----------------     -----------------
                                                                                 $          26,276     $          22,964
                                                                                 =================     =================

Note 6.   Accounts Payable and Accrued Liabilities:

            Accounts payable and accrued liabilities are summarized as follows (in thousands):

                                                                                             December 31,
                                                                                 --------------------------------------
                                                                                        2000                  1999
                                                                                 ----------------      ----------------
           Trade accounts payable..............................................      $    43,909           $    28,068
           Accrued gas purchases payable.......................................           89,742                15,835
           Accrued termination fee.............................................                -                10,750
           Accrued interest....................................................              574                   809
           Income taxes payable................................................              991                   424
           Other accrued liabilities...........................................           11,131                 8,092
                                                                                 ----------------      ----------------
                                                                                     $   146,347           $    63,978
                                                                                 ================      ================

               MIDCOAST ENERGY RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.   Long-term Debt:

     At December 31, 2000 and 1999, the Company had outstanding long-term debt as follows (in thousands):

                                                                                            December 31,
                                                                                -------------------------------------
                                                                                      2000                1999
                                                                                -----------------    ----------------
               (a)     Note payable by Pan Grande to a bank under a term loan
                       bearing interest at the prime rate plus 1% (9.5% at
                       December 31, 1999), principal and accrued interest are
                       payable in 59 installments of $16,754 with the final
                       payment of the remaining unpaid principal and interest
                       made in May 2000.......................................         $      -            $     71

               (b)     Revolving credit line with a bank under a $300 million
                       promissory note bearing interest at 8.22% and 8.17% at
                       December 31, 2000 and 1999, respectively (see following
                       discussion).............................................         255,999             240,000
                                                                                 ----------------     ---------------

                       Total debt..............................................         255,999             240,071

                       Less current portion....................................               -                 (71)
                                                                                 ----------------     ---------------

                       Total long-term debt....................................      $  255,999          $  240,000
                                                                                 ================     ===============

     (a) In March 1996, Pan Grande, a joint venture owned 70% by the Company, obtained $800,000 from a bank to partially finance the acquisition of six pipelines. The loan was secured by the pipelines and related contracts. Furthermore, members of Pan Grande guaranteed the loan in an amount equal to their respective ownership interest. The final payment for the remaining unpaid balance was made in May 2000.

     (b) In November 1999, in March 2000, and again in June 2000, the Company amended and restated its bank financing agreement under the certain Amended and Restated Credit Agreement dated August 31, 1998. The amendments added additional banks to the syndicate, increased our borrowing availability, modified our letter of credit facility, extended the maturity to November 2004, modified financial covenants, established waiver and amendment approvals, changed the method to determine the interest rate to be charged and permitted the establishment of special purpose subsidiaries. The unamortized portion of previously capitalized financing costs were written off and recorded as an extraordinary loss totaling $582,000, net of taxes of $300,000, in the fourth quarter of 1999.

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

     The credit agreement is collaterized by all accounts receivable, contracts, the pledge of all of our subsidiaries' stock and a first lien security interest in our pipeline systems. It also contains a number of customary covenants that require us to maintain certain financial ratios and limit our ability to incur additional indebtedness, transfer or sell assets, create liens, or enter into a merger or consolidation. The Company is required to comply with more stringent debt to capitalization and EBITDA to interest ratios by March 31, 2001. At December 31, 2000, the Company has approximately $44 million of available capacity under its credit agreement.

     In an effort to mitigate its exposure to interest rate fluctuations, the Company has entered into interest rate swaps, under two separate swap agreements, with a combined notional amount of $140 million. See "Note 11. Financial Instruments and Price Risk Management Activities".

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The aggregate maturities of long-term debt for each of the next five years at December 31, 2000 are as follows (in thousands):

                             2001...............................................          $         -
                             2002...............................................                    -
                             2003...............................................                    -
                             2004...............................................              255,999
                             2005...............................................                    -
                                                                                  --------------------
                             Total..............................................          $   255,999
                                                                                  --------------------

Note 8.  Capital Stock:

Common and Preferred Stock

     At December 31, 2000, the Company has 12,738,109 shares of Common Stock issued and 12,536,201 shares of Common Stock outstanding. In connection with the five-for-four stock split discussed below, the Company increased the authorized shares of Common Stock to 31.25 million shares. The Company has five million shares of Preferred Stock authorized, none of which are outstanding as of December 31, 2000. The preferred stock may be issued in multiple series with various terms, as authorized by the Board.

     In May 1999, the Company sold 3.57 million shares of its Common Stock at an offering price of $16.31 per share. Proceeds of $54.5 million, net of issuance costs, were used to pay down existing long-term debt.

     In December 1999, the Company sold 2 million shares of its Common Stock at an offering price of $16.06 per share. Proceeds of $30.2 million, net of issuance costs, were used to repay existing long-term debt, consummate an acquisition and provide working capital for general corporate purposes.


Treasury Stock

     From time to time, the Board has authorized the repurchase of the Company's outstanding shares of Common Stock to be used for specific corporate purposes. During 2000 and 1999, the Company repurchased 101,200 and 143,750 common shares, respectively, at a weighted average price per share of $16.34 and $17.71, respectively. As of December 31, 2000, and 1999, the Company held 201,908 and 161,156 shares of treasury stock, respectively. In May and November 2000, the Company issued 4,881 and 55,567 shares of treasury stock, respectively, as consideration in acquisitions.

Stock Dividends and Stock Splits

     On February 1, 1999, the Board declared a five-for-four stock split to be paid to shareholders of record at the close of business on February 11, 1999 ("Stock Split Record Date") on March 1, 1999. No fractional shares were issued and shareholders entitled to a fractional share received a cash payment equal to the market value of the fractional share at the close of the market on the Stock Split Record Date. All share and per share data in these consolidated financial statements prior to March 1, 1999 have been restated to reflect the stock split.

Warrants

     In connection with the Company's August 1996 Common Stock offering, the Company issued warrants in February 1996 to purchase 47,231 shares of the Company's Common Stock at $5.71 per share. All of these warrants were exercised in 1998.

     In connection with the Company's August 1996 Common Stock offering, the underwriters received warrants to acquire 137,500 shares at 142% of the initial offering price per share. The securities underlying these warrants are subject to piggyback registration rights and expire August 13, 2001. In September 2000, one holder of 22,917 warrants issued in conjunction with the IPO executed a cashless exercise of their warrants. This resulted in the issuance of 10,379 shares of Common Stock and the cancellation of their remaining 12,538 warrants.

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In connection with an acquisition in October 1997, the Company issued warrants to acquire 171,880 shares of Common Stock at $15.82 per share. The securities underlying these warrants are subject to demand and piggyback registration rights expire July 2001. As of December 31, 2000, none of these warrants had been exercised.

Note 9.  Employee Benefits:

     In December 1996, the Company established a defined contribution 401(k) Profit Sharing Plan for its employees. The plan provides participants with a mechanism for making contributions for retirement savings. Each participant may contribute certain amounts of eligible compensation. The Company made a matching contribution to the plan, which is recognized as compensation expense in the year incurred, of approximately $410,000, $305,000 and $83,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     In October 1998, the Board approved an Employee Stock Purchase Plan ("ESPP"), which was subsequently approved by the Company's shareholders in May 1999. The purpose of the ESPP, as amended, is to permit Company employees to purchase the Company's common stock on a monthly basis at a 15% discount from the market price in order to attract and retain dedicated and reliable employees. The maximum number of shares of the Company's common stock which shall be reserved for sale under the ESPP, not including treasury shares or shares purchased in the open market, shall be 100,000 shares. Through December 31, 2000, all shares purchased under the plan have been acquired on the open market. The Company recognized $22,000, $22,000 and $3,000 of compensation expense during the years ended December 31, 2000, 1999 and 1998 related to the ESPP.

Note 10.  Stock Option Plans:

     The Company has two stock option plans: the 1996 Incentive Stock Plan (the "Incentive Plan") and the 1997 Non-Employee Director Stock Option Plan (the "Director's Plan").

     In May 1996, the Board adopted the Incentive Plan, which was subsequently approved by the Company's shareholders in May 1997. All employees, including officers (whether or not directors) and consultants of the Company and its subsidiaries are currently eligible to participate in the Incentive Plan. Persons who are not in an employment or consulting relationship with the Company or any of its subsidiaries, including non-employee directors, are not eligible to participate in the Incentive Plan. Under the Incentive Plan, 1,000,000 shares of the Company's common stock are reserved for issuance.

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

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Transactions with regard to incentive stock options issued pursuant to the Incentive Plan are as follows:

                                                                               Stock Options
                                       ---------------------------------------------------------------------------------------------
                                                  2000                            1999                             1998
                                       ----------------------------   -----------------------------    -----------------------------
                                        Number of       Weighted       Number of        Weighted        Number of        Weighted
                                         Shares          Average         Shares          Average          Shares          Average
                                       Underlying       Exercise       Underlying       Exercise       Underlying        Exercise
                                         Options          Price         Options          Price           Options          Price
                                       ------------    ------------   -------------   -------------    ------------    -------------
Outstanding at beginning of the year      464,689         $  11.55        441,814      $   11.32          295,627       $   8.65
   Granted..........................      195,925            15.80         64,375          16.68          148,125          16.66
   Exercised........................       (5,750)           15.66         (2,500)         16.80             (688)          7.64
   Forfeited/Repurchased............      (24,000)           15.73        (39,000)         17.14           (1,250)         16.80
                                       ------------    ------------   -------------   -------------    ------------    -------------
Outstanding at end of year..........      630,864         $  12.67        464,689      $   11.55          441,814       $  11.32
                                       ============    ============   =============   =============    ============    =============
Exercisable at end of year..........      232,173         $  10.37        152,289      $    9.92           86,351       $   9.24
                                       ============    ============   =============   =============    ============    =============

         The following table summarizes information about incentive stock options outstanding as of December 31, 2000:

                                            Options Outstanding                                  Options Exercisable
                       --------------------------------------------------------------    ------------------------------------
                                                 Weighted
                                                  Average                                                         Weighted
     Weighted                                  Remaining Years          Weighted                                   Average
     Average                                   of Contractual            Average              Number              Exercise
 Exercise Prices       Number Outstanding           Life             Exercise Price         Exercisable            Price
- -------------------    -------------------    ------------------     ----------------    ------------------    ------------
$             7.64                138,189           6.10              $         7.64                82,913       $   7.64
              8.40                 78,375           1.10                        8.40                47,025           8.40
             10.50                 72,875           6.42                       10.50                52,244          10.50
             14.88                  3,125           9.16                       14.88                     -          14.88
             15.13                 85,300           9.37                       15.13                     -          15.13
             15.40                  9,875           7.74                       15.40                 3,950          15.40
             15.75                 37,500           9.59                       15.75                     -          15.75
             16.56                 59,375           8.60                       16.56                13,875          16.56
             16.63                 60,000           9.05                       16.63                     -          16.63
             16.80                 76,250           7.29                       16.80                32,166          16.80
             17.00                 10,000           9.03                       17.00                     -          17.00
                       -------------------    ------------------     ----------------    ------------------    --------------
                                  630,864           6.91              $        12.67               232,173        $ 10.37
                       ===================    ==================     ================    ==================    ==============

     In April 1997, the Board adopted the Director's Plan, which was subsequently approved by the Company's shareholders in May 1997. The Director's Plan is for the benefit of Directors of the Company, who at the time of their service, are not employees of the Company or any of its subsidiaries. Under the Director's Plan, 150,000 shares of the Company's common stock are reserved for issuance.

     The Director's Plan provides for the granting of non-qualified stock options ("NQO"), the provisions of which do not qualify as "incentive stock options" under the Internal Revenue Code. Options granted under the Director's Plan must have an exercise price at least equal to the fair market value of the Company's common stock on the date of the grant. Pursuant to the Director's Plan, options to purchase 15,000 shares of common stock are granted to each non-employee director upon their initial election to the Board. In addition, all non-employee Directors are eligible to receive a NQO to purchase 5,000 shares of common stock at the time of the Directors re-election to the Board, subject to share availability. Options granted under the Director's Plan are fully vested upon issue and expire ten years after the date of the grant. As of December 31, 2000, 65,000 non-qualified stock options have been issued at option prices ranging from $11.00 to $18.40 per share and all of these options were exercisable as of that date at a weighted average price of $14.52 per share.

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

     Assumption:                                                               2000              1999               1998
     -----------                                                           -------------    ---------------    ---------------
     Expected Term in Years...........................................            6.64               6.35               6.60
     Expected Volatility..............................................           26.43%             33.04%             36.29%
     Expected Dividends...............................................             1.8%               0.4%               0.4%
     Risk-Free Interest Rate..........................................            6.60%              5.95%              5.59%

         The Black-Scholes weighted average fair value of all options granted under both plans during 2000, 1999 and 1998 was $5.36, $7.10 and $7.54, respectively.

         The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation expense for the Company's stock-based compensation plans been determined applying the provisions of SFAS 123, the Company's net income and net income per common share for 2000, 1999 and 1998 would approximate the pro forma amounts below (in thousands, except per share data):

                                               December 31, 2000            December 31, 1999             December 31, 1998
                                          ---------------------------- ---------------------------- -------------------------------
                                          As Reported      Pro Forma   As Reported      Pro Forma    As Reported       Pro Forma
                                          ------------    ------------ ------------    ------------ -------------    --------------
Net income..........................        $  21,368       $  21,194    $  11,439        $  11,121    $   9,113         $   8,317
Basic earnings per share............        $    1.71       $    1.69    $    1.25        $    1.21    $    1.29         $    1.18
Diluted earnings per share..........        $    1.68       $    1.66    $    1.22        $    1.18    $    1.25         $    1.14

Note 11.  Financial Instruments and Price Risk Management Activities:

Fair Value of Financial Instruments

         As of December 31, 2000 and 1999, the carrying amounts of certain financial instruments held by the Company, including cash, cash equivalents, trade receivables and payables and short-term borrowings are representative of fair value because of the short-term maturity of these instruments. The fair value of long-term debt approximates the carrying value because of the variable nature of the debt's interest rate. The fair value of all derivative financial instruments is the estimated amount at which management believes the instruments could be liquidated over a reasonable period of time, based on quoted market prices, current market conditions or other estimates obtained from third-party brokers or dealers.

Price Risk Management Activities

     The Company utilizes derivative financial instruments to manage market risks associated with certain energy commodities and interest rates. According to guidelines provided by the Board, the Company enters into exchange-traded commodity futures and over-the-counter commodity and heating degree day swap contracts to reduce the exposure to market fluctuations in the price and demand of energy commodities and fluctuations in interest rates. The Company does not engage in speculative trading. Approvals are required from senior management prior to the execution of any derivative transactions.

      Commodity Price Risk:

     The Company's commodity price risk exposure arises from inventory balances and fixed price purchase and sale commitments. The Company uses exchange-traded commodity futures contracts and over-the-counter swap contracts to manage and hedge price risk related to these market exposures.

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

     The gains, losses and related costs of the financial instruments that qualify as a hedge are not recognized until the underlying physical transaction occurs. At December 31, 2000, the Company had net unrealized gains from such hedging contracts of $8,283,000. As

               MIDCOAST ENERGY RESOURCES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of December 31, 1999, the Company had net unrealized losses from such hedging contracts of $1,139,000. The net carrying value at December 31, 2000 was $0. The market value, notional amount and notional contract quantity of open commodity futures and swaps contracts used for hedging purposes were as follows (in thousands):

                                                                                     As of December 31,
                                                                           ----------------------------------------
                                                                                 2000                  1999
                                                                           -----------------     ------------------
                  Market Value - Unrealized Gain (Loss):
                     Commodity Swap contracts.........................     $         8,283       $        (1,027)
                     Commodity Futures contracts......................                   -                  (112)

                  Notional Contract Amount:
                     Commodity Swap contracts.........................     $        23,551       $        10,635
                     Commodity Futures contracts......................                   -                 2,295

                  Notional Contract Quantity (MMBtu):
                     Commodity Swap contracts.........................               4,348                 5,045
                     Commodity Futures contracts......................                   -                   930

Commodity Weather Demand Risk:

     The Company's commodity weather demand risk exposure arises from natural gas sales and pipeline throughputs affected by changes in weather. In particular, demand on the Magnolia, MIT and MIDLA systems fluctuates due to weather variations because of the large municipal and other seasonal customers that are served by the respective systems. The Company uses over-the-counter heating degree day swaps contracts to manage the risk related to this market exposure.

     Over-the-counter heating degree day swap and option agreements require the Company to receive or make payments based on the difference between a specified heating degree day and the actual heating degree day. As of December 31, 2000, the Company had net realized losses on its various open heating degree day swaps contracts of $200,000, net of premiums received. The carrying value at December 31, 2000 was a net liability of approximately $240,000. The market value and notional amount of heating degree day swap contracts used for hedging purposes were as follows (in thousands):

                                                                                     As of December 31,
                                                                           ----------------------------------------
                                                                                 2000                  1999
                                                                           -----------------     ------------------
                  Market Value - Realized Loss:
                     Heating degree day swap contracts.................... $          (240)      $             -

                  Notional Contract Amount:
                     Heating degree day swap contracts.................... $           541       $             -

 Interest Rate Risk:

     The Company's Credit Facility provides an option for the Company to borrow funds at a variable interest rate of LIBOR plus an applicable margin based on the Company's debt to total capitalization ratio. In an effort to mitigate its exposure to interest rate fluctuation, the Company entered into interest rate swaps under three separate swap agreements with a combined notional amount of $165 million. The interest rate swap agreements entered into by the Company effectively convert $165 million of floating-rate debt to fixed-rate debt.

     The $25 million swap agreement was entered into with Bank One in December 1997. The swap agreement effectively established a fixed three-month LIBOR interest rate setting of 6.02% for a two-year period on a notional amount of $25 million. This swap agreement was subsequently transferred to Bank of America in November 1998 and replaced with a new swap agreement. The new swap agreement provides a fixed 5.09% three-month LIBOR interest rate to the Company with a new two year termination date of December 2000 which may, however, be extended through December 2003 at Bank of America's option on the last day of the initial term. The variable three-month LIBOR rate is reset quarterly based on the prevailing market rate and the Company is obligated to reimburse Bank of America when the three-month LIBOR rate is reset below 5.09%. Conversely, Bank of America is obligated to reimburse the Company when the three-month LIBOR rate is reset above 5.09%. At December 31, 1999, the fair value of this interest rate swap through the initial termination date was a net asset of approximately $303,000. This swap agreement was terminated as of December 2000.

     The $40 million interest rate swap agreement was entered into with CIBC in October 1998. The swap agreement effectively established a fixed three-month LIBOR interest rate setting of 4.475% for a three-year period on a notional amount of $40 million. The agreement, however, may be extended an additional two years through November 2003 at CIBC's option on the last day of the initial term. The variable three-month LIBOR rate is reset quarterly based on the prevailing market rate and the Company is obligated to reimburse CIBC when the three-month LIBOR rate is reset below 4.475%. Conversely, CIBC is obligated to reimburse the Company when the three-month LIBOR rate is reset above 4.475%. At December 31, 2000 and 1999, the fair value of this interest rate swap through the initial termination date was a net asset of approximately $648,000 and $1,321,000, respectively. The net carrying value at December 31, 2000 was $0.

     The $100 million interest rate swap agreement was entered into with Scotiabank in October 2000. The swap agreement effectively established a fixed interest rate setting of 5.95% for a three-year period beginning October 2000 on a notional amount of $100 million. The agreement is cancelable at Scotiabank's option at the end of any three-month period during the three-year term with 2 days notice. The variable three-month LIBOR rate is reset quarterly based on the prevailing market rate and the Company is obligated to reimburse Scotiabank when the three-month LIBOR rate is reset below 5.95%. Conversely, Scotiabank is obligated to reimburse the Company when

               MIDCOAST ENERGY RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the three-month LIBOR rate is reset above 5.95%. At December 31, 2000, the fair value of this interest rate swap through the entire three-year period was a net liability of approximately $1,092,000. The carrying value at December 31, 2000 was a net asset of approximately $753,000.

     The effect of these swap agreements was to lower interest expense by $2,005,000, $377,000 and $37,000 in 2000, 1999 and 1998, respectively.

Note 12.  Concentration of Credit Risk:

     The Company derives revenue from commercial companies located in the United States and Canada. The Company performs ongoing evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts that it deems doubtful of collection.

Note 13.  Income Taxes:

     The Company has NOL carryforwards of approximately $13.4 million, expiring in various amounts from 2003 through 2013. These loss carryforwards were generated by the companies acquired by Midcoast. The ability of the Company to utilize the carryforwards is dependent upon the Company generating sufficient taxable income and will be affected by annual limitations (currently estimated at $2.0 million) on the use of such carryforwards due to a change in shareholder control under section 382 of the Internal Revenue Code triggered by the change of ownership created by the acquisition of Republic and DPI/Flare.

     Domestic and foreign sourced income before income taxes for the year ended December 31, 2000 was $26,747,000 and $2,017,000, respectively. The current portion of the provision for income taxes related to domestic and foreign sourced income for the year ended December 31, 2000 was $438,000 and $246,000, respectively. The provision for deferred income taxes was related entirely to domestic sourced income. Foreign sourced income was not material to the years ended December 31, 1999 and 1998.

     The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows (in thousands):

                                                                                    December 31,
                                                                       ----------------------------------------
                                                                             2000                  1999
                                                                       ------------------    ------------------
    NOL carryforwards................................................        $    4,546            $     3,510
    Alternative minimum tax credit...................................             1,758                  2,104
    Valuation allowance..............................................              (480)                (2,464)
    Financial net book value of assets
         in excess of tax net book value of assets...................           (23,570)               (14,184)
                                                                       ------------------    ------------------
       Net deferred tax liabilities..................................        $  (17,746)           $   (11,034)
                                                                       ==================    ==================

     During the year ended December 31, 2000, the valuation allowance was reduced by approximately $2 million as a result of net operating losses that are more likely than not to be utilized in the future. The remaining balance of the valuation allowance will be allocated to reduce goodwill upon the recognition of the benefit from the related deferred tax asset.

     A reconciliation of the provision for income taxes to the statutory U.S. tax rate is as follows (in thousands):

                                                                              For The Year Ended December 31,
                                                                 ----------------------------------------------------------
                                                                       2000                 1999                 1998
                                                                 -----------------     ----------------     ---------------
          Federal tax computed at statutory rate (34%).........       $    9,780            $   4,832           $   3,543
          Utilization of net operating loss carryforwards......             (240)              (1,989)             (1,145)
          Reduction in valuation allowance.....................           (1,984)                (581)             (1,089)
          Foreign jurisdiction tax rate difference.............             (200)                (146)                  -
          Other................................................               40                   53                   -
                                                                 -----------------     ----------------     ---------------
             Actual provision..................................       $    7,396            $   2,169           $   1,309
                                                                 =================     ================     ===============

     United States income taxes have not been provided on the cumulative undistributed earnings, which totaled approximately $2,220,000 at December 31, 2000, of the Company's Canadian subsidiaries since it is the Company's intention to reinvest such earnings indefinitely.

               MIDCOAST ENERGY RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Commitments and Contingencies:

Employment Contracts

     Certain executive officers of the Company have entered into employment contracts that, through amendments, provide for employment terms of varying lengths, the longest of which expires in December 2002. These agreements may be terminated by mutual consent or at the option of the Company for cause, death or disability. In the event termination is due to death, disability or defined changes in the ownership of the Company, the full amount of compensation remaining to be paid during the term of the agreement will be paid to the employee or their estate, after discounting at 12% to reflect the current value of unpaid amounts.

Leases

     The Company leases facilities and equipment under various operating leases. The Company incurred net lease expenses of $3.0 million, $1.7 million and $0.2 million during the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, future minimum lease payments due under these leases are approximately $1.6 million, $0.4 million, $0.1 million for the years ended December 31, 2001, 2002 and 2003, respectively.

MIT Acquisition Contingency

     As part of the MIT acquisition in 1997, the Company has agreed to pay additional contingent annual payments to the seller, not to exceed $250,000 per year, which will be treated as deferred purchase price adjustments. The amount each year is dependent upon revenues received by the Company from certain natural gas transportation contracts. The contingency is due over an eight-year period commencing April 1, 1998 and payable at the end of each anniversary date. The Company is obligated to pay the lesser of 50% of the gross revenues received under these contracts or $250,000. As of December 31, 2000, the Company has made payments of $500,000 and has accrued an additional $187,500 under the contingency.

DPI Acquisition Contingency

     As part of the DPI acquisition, the Company agreed that, in the event that the Company approves certain long-term DPI or Flare projects and these projects are placed under contract and in service, the Company would be obligated to pay the DPI shareholders additional consideration of up to $2.5 million. This contingency expires on March 11, 2002. As of December 31, 2000, none of the identified projects have been constructed and therefore no contingent payments have been accrued.

The Kansas Pipeline Company Rate and Regulatory Matters

     The pipeline assets of KPC were held in three partnerships prior to May 11, 1998. KansOk Partnership owned intrastate pipelines whose rates were regulated by state agencies or the FERC. Kansas Pipeline Partnership owned an intrastate pipeline in Kansas whose rates were determined by the Kansas Corporation Commission. Riverside Pipeline Company, L.P., owned interstate assets in Kansas, Oklahoma and Missouri that connected the assets of the other two partnerships at the state lines of Missouri, Kansas and Oklahoma.

     Effective May 11, 1998, after more than two years of jurisdictional proceedings before the FERC, the FERC asserted jurisdiction over the assets of these three entities, which were combined into a single, FERC-regulated entity, KPC. The new company's initial rates, by order of the FERC, were approximately equal to its then-existing rates. That order was remanded back to the FERC for further consideration by the United States Court of Appeals for the DC Circuit. The FERC's order also ordered the company to file a Section 4 Rate Case by September 10, 1999.

     In accordance with the FERC's order, KPC filed a rate case pursuant to
Section 4 of the NGA on August 27, 1999 (FERC Docket No. RP99-485-000). KPC's proposed rates reflect an annual revenue increase when compared to its initial FERC-approved rates. The rates have been protested by KPC's two principal customers and by the state public utility commissions that regulate them. On September 30, 1999, the FERC issued an order that set KPC's proposed rates for hearing and accepted and suspended the rates to be effective March 1, 2000, subject to possible refund. However, through December 31, 2000, KPC is continuing to charge its customers the initial lower FERC-approved rates. Additionally, the two customers have been paying only a portion of the Company's invoices pursuant to their protest of the current rates. The resultant net unpaid balance from both customers at December 31, 2000 was approximately $594,000, for which no reserve has been recorded. The Section 4 rate case proceeding will determine whether the rates proposed by KPC for interstate transportation of natural gas are just and reasonable, and to the extent which KPC may recover all or any part of the proposed rate increase that it has not charged to its customers prior to approval. The hearing related to the proposed increase commenced on September 26, 2000 and concluded on October 20, 2000. A procedural schedule in

               MIDCOAST ENERGY RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the case has been adopted by the Presiding Administrative Law Judge and a final Commission decision is not expected until at least the fourth quarter of 2001.

Note 15. Earnings Per Share:

     Basic and diluted earnings per share amounts are presented below for the years ended December 31 (in thousands, except per share amounts):

                                      2000                                 1999                                 1998
                       ------------------------------------ ------------------------------------ -----------------------------------
                                     Average                              Average                              Average
                          Net        Shares      Earnings      Net        Shares      Earnings     Net         Shares       Earnings
                        Income    Outstanding   Per Share    Income    Outstanding   Per Share    Income    Outstanding    Per Share
                       ---------  -----------   ---------   ---------  -----------   ---------   ---------  -----------    ---------
Basic.................  $ 21,368       12,506    $   1.71    $ 11,439        9,176    $   1.25    $  9,113        7,074    $    1.29
Effect of dilutive
securities:
   Stock options......                    182                                  159                                  151
   Warrants...........                     68                                   66                                   73
                       ---------  -----------   ---------   ---------  -----------   ---------   ---------  -----------    ---------
Diluted...............  $ 21,368       12,756    $   1.68    $ 11,439        9,401    $   1.22    $  9,113        7,298    $    1.25
                       =========  ===========   =========   =========  ===========   =========   =========  ===========    =========

Note 16.  Segment Data:

     The Company conducts its business of gathering, transporting, processing and marketing natural gas and other petroleum products through its transmission, end-user, and processing and gathering segments. The Company's operations are segregated into reportable segments based on the type of business activity and type of customer served. The Company's transmission pipelines primarily receive and deliver natural gas to and from other pipelines, and secondarily, provide end-user or gathering functions. Transportation fees are received by the Company for transporting natural gas owned by other parties through the Company's pipeline systems. The Company's end-user pipelines provide natural gas and natural gas transportation services to industrial customers, municipalities or electrical generating facilities through interconnect natural gas pipelines constructed or acquired by the Company. These pipelines provide a direct supply of natural gas to new industrial facilities or to existing facilities as an alternative to the local distribution company. The Company's natural gas gathering and processing systems typically consist of a network of pipelines which collect natural gas or crude oil from points near producing wells, process the natural gas, and transport oil and natural gas to larger pipelines for further transmission. The Company's natural gas processing revenues are realized from the extraction and sale of NGLs as well as the sale of the residual natural gas. In addition, the Company provides natural gas marketing services to its customers within each of the three segments. The Company's marketing activities include providing natural gas supply and sales services to some of its end-user customers by purchasing the natural gas supply from other marketers or pipeline affiliates and reselling the natural gas to the end-user. The Company also purchases natural gas directly from well operators on many of the Company's gathering systems and resells the natural gas to other marketers or pipeline affiliates. Many of the contracts pertaining to the Company's natural gas marketing activities are month-to-month spot market transactions with numerous natural gas suppliers or producers in the industry. The Company also offers other natural gas services to some of its customers including management of capacity release and gas balancing.

     The Company evaluates each of its segments on a gross margin basis, which is defined as the revenues of the segment less related direct costs and expenses of the segment and does not include depreciation, depletion and amortization, interest or allocated corporate overhead. The "Other" column includes results of processing plant construction projects, which includes planning, fabrication, installation and facility operations and management, as well as general corporate items. Foreign amounts primarily relate to the Company's Canadian operations, which are not considered material for separate disclosure. No customers constituted more than 10% of revenues during the years ended December 31, 2000, 1999 and 1998. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The following tables present certain financial information relating to the Company's business segments as of or for the years ended December 31, 2000, 1999 and 1998:

               MIDCOAST ENERGY RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               As of or for the Year Ended December 31, 2000
                                                 ---------------------------------------------------------------------------
                                                                                 Gathering
                                                 Transmission     End-User          and
                                                   Pipelines     Pipelines       Processing         Other           Total
                                                 ------------    -----------     -----------     -----------    ------------
                                                                               (In thousands)
Revenues
     Domestic..................................   $ 260,893       $177,885        $342,325         $ 3,133        $784,236
     Foreign...................................           -              -           8,110               -           8,110
                                                 ------------    -----------     -----------     -----------    ------------
Total Revenues.................................     260,893        177,885         350,435           3,133         792,346

Gross Margin...................................      46,067          8,827          21,072           3,133          79,099
Depreciation, Depletion and Amortization.......      (7,774)        (1,189)         (5,504)         (1,228)        (15,695)
General and Administrative, including
      taxes other than income..................           -              -               -         (17,900)        (17,900)
Interest Expense...............................           -              -               -         (18,489)        (18,489)
Other, net.....................................           -              -               -           1,749           1,749
                                                 ------------    -----------     -----------     -----------    ------------
Income before Income Taxes.....................      38,293          7,638          15,568         (32,735)         28,764
                                                 ============    ===========     ===========     ===========    ============

Assets
     Domestic..................................     313,249         95,821         150,604          11,020         570,694
     Foreign...................................           -              -          28,626               -          28,626
                                                 ------------    -----------     -----------     -----------    ------------
Total Assets...................................     313,249         95,821         179,230          11,020         599,320
                                                 ============    ===========     ===========     ===========    ============

Capital Expenditures (excluding acquisitions)..       1,418          7,013           5,391           2,706          16,528

                                                               As of or for the Year Ended December 31, 1999
                                                 ---------------------------------------------------------------------------
                                                                                 Gathering
                                                 Transmission     End-User          and
                                                  Pipelines      Pipelines       Processing         Other           Total
                                                 ------------    -----------     -----------     -----------    ------------
                                                                               (In thousands)
Revenues
     Domestic..................................   $ 124,814       $123,128        $139,093         $ 2,394        $389,429
     Foreign...................................           -              -           2,142               -           2,142
                                                 ------------    -----------     -----------     -----------    ------------
Total Revenues.................................     124,814        123,128         141,235           2,394         391,571

Gross Margin...................................      18,549          7,799          10,822           2,394          39,564
Depreciation, Depletion and Amortization.......      (2,417)          (899)         (3,621)           (608)         (7,545)
General and Administrative, including
      taxes other than income..................           -              -               -          (8,431)         (8,431)
Interest Expense...............................           -              -               -          (6,533)         (6,533)
Other, net.....................................           -              -               -          (2,865)         (2,865)
                                                 ------------    -----------     -----------     -----------    ------------
Income  before  Income Taxes and  Extraordinary
  Charge.......................................      16,132          6,900           7,201         (16,043)         14,190
                                                 ============    ===========     ===========     ===========    ============

Assets
     Domestic.................................      287,346         73,522          94,315           9,821         465,004
     Foreign..................................            -              -          13,368               -          13,368
                                                 ------------    -----------     -----------     -----------    ------------
Total Assets..................................      287,346         73,522         107,683           9,821         478,372
                                                 ============    ===========     ===========     ===========    ============
Capital Expenditures (excluding acquisitions).        2,524          5,858           4,579           3,601          16,562

               MIDCOAST ENERGY RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      As of or for the Year Ended December 31, 1998
                                                        ---------------------------------------------------------------------------
                                                                                        Gathering
                                                        Transmission     End-User          and
                                                         Pipelines      Pipelines       Processing          Other          Total
                                                        ------------    -----------     -----------     -----------    ------------
                                                                                      (In thousands)
       Total Revenues (all from domestic sources).....   $ 118,311        $99,720         $15,600          $  438        $234,069

       Gross Margin...................................      13,039          5,233           4,357             438          23,067
       Depreciation, Depletion and Amortization.......      (1,554)          (532)           (841)           (270)         (3,197)
       General and Administrative, including taxes
         other than income............................           -              -               -          (6,317)         (6,317)
       Interest Expense...............................           -              -               -          (3,247)         (3,247)
       Other, net.....................................           -              -               -             116             116
                                                        ------------    -----------     -----------     -----------    ------------
       Income before Income taxes.....................      11,485          4,701           3,516          (9,280)         10,422
                                                        ============    ===========     ===========     ===========    ============

         Total Assets (all from domestic sources).....     121,498          8,055          53,246           8,543         191,342
                                                        ============    ===========     ===========     ===========    ============

         Capital Expenditures (capital expenditures)..       1,648          6,168               -               -           7,816

Note 17.   Supplemental Selected Quarterly Financial Information (Unaudited):

                                                                                         Quarters Ended
                                                             -----------------------------------------------------------------------
                                                                 March 31          June 30        September 30       December 31
                                                             ----------------  ----------------  ---------------  ------------------
                                                                            (In thousands, except per share amounts)
  2000
      Operating revenues...................................       $   151,754      $   162,963       $   197,676       $    279,953
      Operating income.....................................            12,144           10,053            10,697             12,610
      Net income...........................................             6,217            4,004             3,757              7,390
      Basic earnings per share.............................              0.50             0.32              0.30               0.59
      Diluted earnings per share...........................              0.49             0.32              0.30               0.58

  1999
      Operating revenues...................................       $    82,064      $    83,457       $   101,844       $    124,206
      Operating income.....................................             5,473            4,566             3,891              6,973
      Net income before extraordinary item.................             3,255            2,576             2,758              3,432
      Net income...........................................             3,255            2,576             2,758              2,850
      Basic earnings per share before extraordinary item...              0.47             0.31              0.26               0.31
      Diluted earnings per share before extraordinary item.              0.46             0.31              0.26               0.31
      Basic earnings per share.............................              0.47             0.31              0.26               0.26
      Diluted earnings per share...........................              0.46             0.31              0.26               0.26

Note 18.  Unusual Charge:

      During the fourth quarter of fiscal 1999, the Company recorded a pre-tax unusual charge totaling $2.7 million ($2.2 million after tax) related to the restructuring efforts announced in November 1999. The charge primarily related to the severance and benefits of approximately 50 employees who were involuntarily terminated. All employees had been terminated by December 31, 2000. At December 31, 1999, an accrued liability of $1.7 million related to the severance charges was included in "Accounts payable and accrued liabilities" on the consolidated balance sheet. At December 31, 2000, $0.1 million of the accrued liability remained.

               MIDCOAST ENERGY RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Subsequent Events:

     On March 15, 2001, the Company and Enbridge, Inc. ("Enbridge") entered into a definitive merger agreement under which Enbridge will acquire all of the Common Stock of the Company for $27 per share in cash. Enbridge is a publicly traded company based in Calgary, Alberta engaged in energy transportation, distribution and services. Closing of the agreement is subject to approval by the Company's shareholders at a meeting expected to be held in the second quarter of 2001 and certain customary conditions, including, among others, receipt of certain required government approvals. It is anticipated that the necessary government approvals should be received in time to permit closing of the merger by the end of the second quarter.

     The total consideration for the shares would be approximately $350 million, based on 13.0 million of the Company's shares outstanding, after consideration of the exercise of outstanding warrants and options. Enbridge will also assume all of the Company's long-term debt approximating $250 million, resulting in a total transaction value of approximately $600 million.

                      Report of Independent Accountants on
                          Financial Statement Schedule
                          ----------------------------

To the Board of Directors and Shareholders of Midcoast Energy Resources, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 14, 2001 appearing in the 2000 Annual Report on Form 10-K of Midcoast Energy Resources, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

Houston, Texas
March 14, 2001

                      Report of Independent Accountants on
                          Financial Statement Schedule
                          ----------------------------

Stockholders and Board of Directors
Midcoast Energy Resources, Inc.
Houston, Texas

We have audited the consolidated financial statements Midcoast Energy Resources, Inc. and subsidiaries for the year ended December 31, 1998. Our audit also included the financial statement schedule of Midcoast Energy Resources, Inc. and subsidiaries, listed in Item 14-2, for the year ended December 31, 1998. This financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.



HEIN + ASSOCIATES LLP

Houston, Texas
March 18, 1999

                                   Schedule II

                         Midcoast Energy Resources, Inc.
                        Valuation and Qualifying Accounts

                  Years Ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                    Column A                     Column B                Column C                   Column D          Column E
  -----------------------------------------   -------------   ------------------------------      -------------   ---------------
                                                Balance at      Charged to       Charged to
                                                Beginning        Costs and         Other                           Balance at End
                  Description                   of Period        Expenses         Accounts          Deductions        of Period
  -----------------------------------------   -------------   --------------   -------------      -------------   ---------------
  2000
    Allowance for doubtful accounts.........   $    1,484      $         -      $     (313) (i)    $     (75) (b)    $     1,096

    Valuation allowance on deferred tax
    assets..................................   $    2,464      $    (1,984) (c) $        -         $       -         $       480

  1999

    Allowance for doubtful accounts.........   $       92      $        12      $    1,380  (h)    $       -         $     1,484

    Valuation allowance on deferred tax
    assets..................................   $    4,554      $      (581) (c) $      480  (g)    $  (1,989) (f)    $     2,464

  1998

    Allowance for doubtful accounts.........   $      494      $         -      $     (309) (a)    $     (93) (b)    $        92

    Valuation allowance on deferred tax
    assets..................................   $    4,581      $    (1,089) (c) $    2,207  (d)(e) $  (1,145) (f)    $     4,554

(a) Due to MIDLA Acquisition.
(b) Represents uncollectible accounts written off.
(c) Removal of valuation allowance on deferred tax assets that are more likely than not to be utilized in the future.
(d) Adjustment of federal net operating loss carryforwards and related valuation allowance to reconcile to federal income tax return.
(e) Valuation allowance on federal net operating loss carryforwards acquired in connection with the MIDLA Acquisition.
(f) Represents utilization of federal net operating loss carryforwards.
(g) Valuation allowance on federal net operating loss carryforwards and alternative minimum tax credits acquired in connection with the DPI Acquisition.
(h) Due to KPC acquisition.
(i) Represents amounts collected that were previously written off.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security  Ownership of Certain  Beneficial Owners and  Management

Item 13. Certain Relationships and Related Transactions

     Pursuant to instruction G (3) to Form 10-K, Items 10, 11, 12 and 13 are omitted because the Company will file with the SEC an amendment to this Form 10-K containing the information required by such items not later than 120 days after the close of the fiscal year.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
         8-K

     (a) The following documents are filed as a part of this report:

       1. Financial Statements:

                                                                                                         Page
                                                                                                  -------------------
            Reports of Independent Accountants..................................................          27
            Consolidated Balance Sheets at December 31, 2000 and 1999...........................          29
            Consolidated  Statements of  Operations  for each of the three years in the period
            ended December 31, 2000.............................................................          30
            Consolidated  Statements  of  Comprehensive  Income for each of the three years in
            the period ended December 31, 2000..................................................          31
            Consolidated  Statements  of  Shareholders'  Equity for each of the three years in
            the period ended December 31, 2000..................................................          32
            Consolidated  Statements  of Cash Flows for each of the three  years in the  period
            ended December 31, 2000.............................................................          33
            Notes to Consolidated Financial Statements..........................................          34

       2. Financial Statement Schedules:
            Report of Independent Accountants on Financial Statement Schedules For each of the three years in the period ended December 31, 2000 -
             II - Valuation and Qualifying Accounts

             All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

             Financial statements of one 50%-owned company have been omitted because the registrant's proportionate share of the income from continuing operations before income taxes is less than 20% of the respective consolidated amount, and the investment in and advances to each company is less than 20% of consolidated total assets.

(b) Reports on Form 8-K:

    None.

                        Midcoast Energy Resources, Inc.
                                 Exhibit List
                               December 31, 2000


     Each exhibit identified below is filed as a part of this report. An asterisk designates exhibits not incorporated by reference to a prior filing; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number                    Description of Exhibits
- -----                     -----------------------

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

2.7 Asset Purchase Agreement dated November 9, 1999 by and between K-Pipe Merger Corporation, Midcoast Energy Resources, Inc., Midcoast Kansas Pipeline, Inc., and Midcoast Kansas General Partner, Inc. (Incorporated by reference from Midcoast Form 8-K dated November 9, 1999 as Exhibit 2.4)

2.8 Agreement and Plan of Merger dated March 15, 2001 by and between Enbridge, Inc. and Midcoast Energy Resources, Inc. (Incorporated by reference from Midcoast Form 8-K dated March 16, 2001)

3.1 Articles of Incorporation of Midcoast Energy Resources, Inc. (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1992).

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

4.11 First Amendment to Voting/Proxy Agreement dated April 29, 1998 by and between Midcoast Energy Resources, Inc. and Stevens G. Herbst, June Herbst, Kenneth Holmes, Jr., Dorothy C. Holmes and Rainbow Investments Company and Chase Bank of Texas. (Incorporated by reference from Form 10-Q for the three months ended March 31, 1998 as Exhibit 4.14)

10.1 Employment Agreement dated January 1, 1993, by and between Midcoast Energy Resources, Inc. and Dan C. Tutcher (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31,
          1992).

10.2 Amendment to the Employment Agreement dated April 1, 1993, by and between Midcoast Energy Resources, Inc. and Dan C. Tutcher (Incorporated by reference from Midcoast Form 10-KSB for the fiscal year ended December 31, 1993).

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

10.27 Amended and Restated Credit Agreement dated November 8, 1999, by and between Midcoast Energy Resources, Inc., Bank of America, N.A., individually and as administrative agent, Bank One, N.A., individually and as syndication agent, CIBC, Inc., individually and as documentation agent, Banc of America Securities LLC, as lead arranger and book manager, and certain other Lenders. (Incorporated by reference from Midcoast Form 8-K dated November 9, 1999 as Exhibit 10.4)

10.28 First Amendment to the Amended and Restated Credit Agreement dated March 1, 2000, by and between Midcoast Energy Resources, Inc., Bank of America, N.A., individually and as administrative agent, Bank One, N.A., individually and as syndication agent, CIBC, Inc., individually and as documentation agent, Banc of America Securities LLC, as lead arranger and book manager, and certain other Lenders. (Incorporated by reference from Midcoast Form 10-K for the fiscal year ended December 31, 1999).

10.29 Second Amendment to Midcoast Energy Resources, Inc. 1996 Incentive Stock Plan. (Incorporated by reference from Midcoast Registration Statement on Form S-8 (No. 333-41294) dated July 12, 2000).

10.30 First Amendment to Midcoast Energy Resources, Inc. 1997 Non-Employee Director Stock Option Plan (Incorporated by reference from Midcoast Registration Statement of Form S-8 (No. 333-41294) dated July 12, 2000).

10.31 Second Amendment to the Amended and Restated Credit Agreement dated June 30, 2000, by and between Midcoast Energy Resources, Inc., Bank of America, N.A., individually and as administrative agent, Bank One, N.A., individually and as syndication agent, CIBC, Inc., individually and as documentation agent, Banc of America Securities LLC, as lead arranger and book manager, and certain other Lenders.

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

MIDCOAST ENERGY RESOURCES, INC.
     (Registrant)

   BY: /S/ DAN C. TUTCHER
       -------------------------
            Dan C. Tutcher
        Chief Executive Officer

Date:  April 2, 2001

     In accordance with the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                           Capacity in which signed
- ----------                           ------------------------


/S/ DAN C. TUTCHER
- ---------------------------          Chairman of the Board
(Dan C. Tutcher)                     Chief Executive Officer and President
Date:  April 2, 2001


/S/ I. J. BERTHELOT, II
- ---------------------------          Executive Vice President, Chief Operating
(I. J. Berthelot, II)                Officer and Director
Date:  April 2, 2001

/S/ TED COLLINS, JR.
- ---------------------------          Director
(Ted Collins, Jr.)
Date:  April 2, 2001


/S/ CURTIS J. DUFOUR III.
- ---------------------------          Director
(Curtis J. Dufour, III.)
Date:  April 2, 2001

/S/ RICHARD N. RICHARDS
- ---------------------------          Director
(Richard N. Richards)
Date:  April 2, 2001


/S/ RICHARD A. ROBERT
- ---------------------------          Treasurer, Principal Financial Officer
(Richard A. Robert)                  Principal Accounting Officer
Date:  April 2, 2001

/S/ BRUCE WITHERS
- ---------------------------          Director
(Bruce Withers)
Date:  April 2, 2001