Form 10-K405/A
period 2000-12-31
MIDCOAST ENERGY RESOURCES INC
filed 2001-04-30
CIK 276327

                                 UNITED STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington, D. C.  20549

                                 FORM 10-K/A-1
(Mark One)
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended      December 31, 2000
                                              -----------------

                                       or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


           For the transition period from _________ to ____________

                  Commission file number               0-8898
                                                       ------

                        MIDCOAST ENERGY RESOURCES, INC.
            (Exact name of registrant as specified in its charter)

              Texas                                     76-0378638
            ----------                                 ------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

1100 Louisiana, Suite 2950, Houston, TX                     77002
---------------------------------------                 ------------
(Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code: (713) 650-8900
                                                          ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          Title of Each Class          Name of Each Exchange on Which Registered
          -------------------          -----------------------------------------
Common Stock, Par Value $.01 per share       American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X   No
          -----     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of April 16, 2001, computed by reference to the closing sale price of the registrant's common stock on the American Stock Exchange on such date, was $337,881,519.

Common Stock, par value $.01 per share. Shares outstanding on April 16, 2001 was 12,616,935.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

BOARD OF DIRECTORS

     DAN C. TUTCHER, age 52, has been Chairman of the Board, President and Chief Executive Officer since our formation in 1992 and served as Treasurer from 1995 to 1996. Since 1989, Mr. Tutcher has also been President and Chief Executive Officer of Magic Gas Corp., a Texas corporation controlled by Mr. Tutcher.
Prior to its merger into the Company in 1992, Mr. Tutcher served as a Director of Nugget Oil Corporation, from 1990 to 1992. He also serves on the board of the Interstate Natural Gas Association of America and the Gas Processors Association. Mr. Tutcher holds a Bachelor of Business Administration degree from Washburn University.

     I .J. (CHIP) BERTHELOT, II, age 41, has been a Director since 1996 and serves as Executive Vice President and Chief Operating Officer. Mr. Berthelot has been with us since our formation in 1992. Mr. Berthelot joined us as Chief Engineer and became Vice President of Operations in 1995, Chief Operating Officer in 1996 and Executive Vice President in 1997. From 1991 to 1992 he was a gas contracts representative with Mitchell Energy and Development Co. He is a Professional Engineer, licensed in Texas and holds a Bachelor of Science degree in Petroleum and Natural Gas Engineering from Texas A&I University.

     TED COLLINS, JR., age 62, has been a Director since 1997. Mr. Collins has served as President since 1988 for Collins & Ware, Inc., a private corporation active in oil and gas exploration, production and property acquisition. He served as President of Enron Oil & Gas Company from 1986 to 1988 and prior to that held positions as President with HNG/Internorth Exploration Company and HNG Oil Company as well as Executive Vice President of American Quasar Petroleum Company. Mr. Collins also serves on the boards of Hanover Compressor Company, Queen Sand Resources, Inc. and Chaparral Resources, Inc. He graduated from the University of Oklahoma with a Bachelor of Science degree in Geological Engineering.

     CURTIS J. DUFOUR, III, age 51, has been a Director since March 1999 and serves as Chief Executive Officer of Dufour Petroleum, Inc., a wholly-owned
subsidiary of our company.   Prior to its merger with and into our company in
1999, Mr. Dufour served as President of Dufour Petroleum from 1988 until 1997 and as Chief Executive Officer since 1996. Dufour Petroleum is engaged in natural gas liquids marketing and transportation. Prior to forming DPI, Mr. Dufour served as President of Choctaw Fuels, Inc., a company engaged in the marketing and transportation of NGLs from 1978 until 1986. He graduated from the University of Southern Mississippi with a Bachelor of Science degree in Marketing.

     RICHARD (DICK) N. RICHARDS, age 54, has been a Director since 1996. Mr. Richards is currently Director of New Reusable Systems for The Boeing Company. Prior to 1998, he had been with NASA where he served in several capacities since 1980. Mr. Richards was an astronaut with NASA until 1995 and flew one mission as pilot and commanded three other space shuttle missions. He also served as Manager of Space Shuttle Program Integration and Mission Director of the third Hubble Space Telescope Space Shuttle servicing mission. He holds a Bachelor of Science degree in Chemical Engineering from the University of Missouri and a Master of Science in Aeronautical Systems from the University of West Florida.

     BRUCE WITHERS, age 74, has been a Director since 1997. From 1991 to 1996, Mr. Withers served as Chairman and Chief Executive Officer of Trident NGL, Inc. and Vice Chairman of Dynegy, Inc., formerly NGC Corporation. Dynegy is an aggregator, processor, transporter and marketer of energy products and services. Prior to joining Dynegy, Mr. Withers served as President of the Transmission and Processing Division of Mitchell Energy for 17 years. Mitchell Energy is engaged through its subsidiaries in the exploration for and production of oil and gas, natural gas processing and gas gathering and transmission. He has also served as President and Chief Operating Officer of Liquid Energy Corp. and Southwestern Gas Pipeline, two affiliates of Mitchell Energy. Mr. Withers holds a Bachelor of Science degree in Petroleum and Natural Gas Engineering from Texas A&I University.

NON-DIRECTOR EXECUTIVE OFFICERS

     RICHARD A. ROBERT, age 35, is Chief Financial Officer and Treasurer and has been with us since our formation in 1992. Mr. Robert joined us as Controller and became Chief Financial Officer and Treasurer in 1996. From 1988 to 1992 he was an audit associate in the energy audit division of Arthur Anderson and Co. Mr. Robert is a certified public accountant and is a member of the Texas Society of Certified Public Accountants. He holds a Bachelor of Business Administration degree in Accounting from Southwest Texas State University.

     BILL BRAY, age 52, is Vice President of Business Development and has been with us since our formation in 1992. Mr. Bray joined us as Director of Business Development and became Vice President of Business Development in 1999. He holds a Bachelor of Business Administration degree from Fort Hays State University.

     DUANE S. HERBST, age 37, has been Secretary since our formation in 1992 and Vice President of Corporate Affairs since 1996. From April 1992 until its merger with us in September 1992 he held the office of President of Nugget Oil Corporation. Since 1989 he has been Vice President of Rainbow Investments Company, a privately held corporation. He holds a Master of Business Administration degree from the University of Texas and a Bachelor of Science degree in Finance from Trinity University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our executive officers and Directors and persons who own more than 10% of any registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC as well as to furnish us with a copy of each such report. Additionally, SEC regulations require us to identify in our Form 10-K any individual for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years.

     To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during and with respect to the fiscal year ended December 31, 2000, all applicable Section 16 (a) filing requirements were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE. The following table reflects all forms of compensation for services for the years ended December 31, 2000, 1999 and 1998 for our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Vice President of Business Development, and Vice President of Corporate Affairs (collectively the "Named Executive Officers").

                                                                                                         LONG-TERM COMPENSATION
                                                         ANNUAL COMPENSATION                                     AWARDS
                                ---------------------------------------------------------------------   -------------------------
                                                                         RESTRICTED     SECURITIES
       NAME AND                                         OTHER ANNUAL       STOCK        UNDERLYING              ALL OTHER
  PRINCIPAL POSITION     YEAR    SALARY      BONUS     COMPENSATION(1)     AWARDS     OPTIONS/SARs(2)        COMPENSATION(3)
----------------------   ----   ---------   --------   ---------------   ----------   ---------------   -------------------------
Dan C. Tutcher           2000    $250,000    $90,000             --              --         31,300               $12,300
Chief Executive          1999    $162,500    $37,667             --              --             --               $11,471
Officer                  1998    $150,000    $30,000             --              --             --               $10,694

I. J. Berthelot, II      2000    $200,000    $89,000             --              --         21,000               $12,300
Executive Vice           1999    $155,833    $29,177             --              --         12,000               $12,094
President and COO        1998    $135,000    $30,000        $22,168         $37,026             --               $11,961

Richard A. Robert        2000    $170,000    $68,400             --              --         18,000               $12,300
Chief Financial          1999    $137,500    $36,884             --              --          8,000               $12,431
Officer                  1998    $125,000    $30,000        $22,168         $37,026             --               $11,963

                                                                                                         LONG-TERM COMPENSATION
                                                         ANNUAL COMPENSATION                                     AWARDS
                                ---------------------------------------------------------------------   -------------------------
                                                                         RESTRICTED     SECURITIES
       NAME AND                                         OTHER ANNUAL       STOCK        UNDERLYING              ALL OTHER
  PRINCIPAL POSITION     YEAR    SALARY      BONUS     COMPENSATION(1)     AWARDS     OPTIONS/SARs(2)        COMPENSATION(3)
----------------------   ----   ---------   --------   ---------------   ----------   ---------------   -------------------------
Bill Bray                2000    $119,600    $37,392             --              --          5,000               $ 9,545
Vice President -         1999    $106,250    $ 3,131             --              --             --               $ 8,663
Business Dev.            1998    $ 86,333    $11,167        $11,675         $22,216          6,250               $ 5,198

Duane S. Herbst          2000    $100,000    $22,000             --              --          5,000               $ 5,096
Vice President -         1999    $ 63,333    $13,702             --              --          5,000               $ 3,560
Corporate Affairs        1998    $ 55,000    $ 9,650        $12,025         $22,216             --               $ 2,627

-----------
(1) Includes amounts paid as reimbursement for taxes incurred on appreciation of shares of stock issued as consideration for executing employment agreements. See "Executive Employment Agreements."

(2) All numbers in this column reflect the 10% stock dividend paid in March 1998 and the five-for-four stock split paid in March 1999.

(3) Represents our matching contributions to the Midcoast Energy Resources, Inc. Profit Sharing Plan and Trust (401(k) Plan) and certain personal benefits, including car allowances.

     EMPLOYEE OPTIONS. Under the Incentive Plan, options to purchase shares of stock may be granted to executive officers and other employees. As of December 31, 2000, 630,864 shares were reserved for outstanding options and 360,336 shares were reserved and remained available for future option grants pursuant to the Incentive Plan.

     OPTION GRANTS TABLE. The following table provides information concerning stock options granted to the Named Executive Officers during the year ended December 31, 2000.

                                                                                               POTENTIAL REALIZABLE VALUE AT
                                                                                                   ASSUMED ANNUAL RATES OF
                                                                                                STOCK PRICE APPRECIATION FOR
                                       INDIVIDUAL GRANTS                                               OPTION TERM (1)
----------------------------------------------------------------------------------------       -----------------------------
                                                   PERCENT OF
                                                     TOTAL
                                 NUMBER OF          OPTIONS/
                                 SECURITIES           SARs
                                 UNDERLYING        GRANTED TO     EXERCISE
                                OPTIONS/SARs      EMPLOYEES IN    PRICE PER   EXPIRATION
     NAME                        GRANTED(2)       FISCAL YEAR       SHARE        DATE             5% ($)     10% ($)
--------------------            ------------      ------------    ---------   ----------       --------    --------
Dan C. Tutcher                        31,300         16.0%         $15.1250      5/16/10   $   $297,727    $754,498
I. J. Berthelot, II                   21,000         10.7%         $15.1250      5/16/10       $199,753    $506,212
Richard Robert                        18,000          9.2%         $15.1250      5/16/10       $171,217    $433,896
Bill Bray                              5,000          2.6%         $15.1250      5/16/10       $ 47,560    $120,527
Duane S. Herbst                        5,000          2.6%         $15.1250      5/16/10       $ 47,560    $120,527

--------------
(1) Under the terms of the Incentive Plan, the Compensation Committee retains discretion, subject to plan limits, to modify the terms of outstanding options and to reprice the options. Because the exercise price of all options is at or above the market price per share of Common Stock at the date of grant, the potential realizable value of the options assuming no stock price appreciation is zero.

(2) These options vest 33 1/3% on each of the next three anniversaries of the grant date. Each option granted under the Incentive Plan becomes fully vested and immediately exercisable on the occurrence of a Change in Control (as defined in the Incentive Plan). No stock appreciation rights were granted during 2000.

     OPTION EXERCISES AND YEAR-END OPTION VALUES. The following table sets forth information with respect to options exercised by the Named Executive Officers during 2000, and with respect to unexercised options which have been granted to the Named Executive Officers and held by them at December 31, 2000. No stock appreciation rights are held by any Named Executive Officers.

                                                                   NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED             IN-THE-MONEY
                                       OPTIONS EXERCISED             OPTIONS/SARs AT               OPTIONS/SARs AT
                                          DURING 2000              FISCAL YEAR END (1)            FISCAL YEAR END (2)
----------------------------------------------------------------------------------------------------------------------------
                                    SHARES       VALUE
       NAME                       ACQUIRED #   REALIZED $    EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------------------
Dan C. Tutcher                          0           0          24,750           47,800       $331,959        $430,625
I. J. Berthelot, II                     0           0          27,150           47,100       $363,468        $424,750
Richard A. Robert                       0           0          19,750           36,500       $265,703        $325,511
Bill Bray                               0           0          12,813           15,625       $160,481        $152,326
Duane S. Herbst                         0           0          15,438           18,625       $209,927        $190,889

--------------------
(1) In February 2001, the following additional options of each Named Executive Officer's options vested and became exercisable: Mr. Tutcher 8,250; Mr. Berthelot 8,250; Mr. Robert 6,050; Mr. Bray 3,438 and Mr. Herbst 4,813 and in April 2001, Mr. Bray vested in an additional 625 options which became exercisable .

(2) Calculated by multiplying the number of shares underlying outstanding in-the-money options by the difference between the last sales price of our stock on December 31, 2000 ($21.8125 per share) and the exercise price, which ranges between $7.636 and $16.80 per share. Options are in-the-money if the fair market value of the underlying stock exceeds the exercise price of the option.

COMPENSATION OF DIRECTORS

      Each non-employee director is currently paid a cash fee of $1,000 at the end of each calendar quarter of service, $1,000 for each regular and special meeting attended and $300 for each committee meeting attended, plus any travel expenses. Under the 1997 Non-Employee Director Stock Option Plan, these cash fees may be converted into shares of stock at the market price on the last day of the quarter in which the fees are paid. Employee directors do not receive additional compensation for service on the board or its committees. However, employee directors are eligible to participate in the 1996 Incentive Stock Plan.

     The Non-Employee Director Plan entitles each newly-elected Director who is neither (i) an employee, nor (ii) a director as a result of an acquisition or financing transactions to receive options to purchase up to 15,000 shares of Common Stock on his initial election. Further, such directors are also entitled to receive an option to purchase 5,000 shares on each date they are reelected. Mr. Collins, Mr. Richards and Mr. Withers were each issued options to purchase 5,000 shares, upon their re-election in 2000.

EXECUTIVE EMPLOYMENT AGREEMENTS

     Messrs. Tutcher, Berthelot, Robert and Bray have entered into employment contracts, as amended, which provide for employment terms of varying lengths, the longest of which expires in December 2002 and which contain certain minimum annual base salaries, with actual salaries determined by the Compensation Committee.

Two of the Named Executive Officers, Messrs. Berthelot and Robert, were awarded 79,737 and 12,267 shares of stock, respectively, as consideration for their entry into such agreements. These agreements may be terminated by mutual consent, at our option for cause, or by death or disability. In the event termination is due to death, disability or certain changes in our ownership, the full amount of compensation remaining to be paid during the term of the agreement will be paid to the employee or his estate, after discounting at 12% to reflect the current value of unpaid amounts.

     In August 1997, we entered into Executive Severance Agreements with our executive officers, excluding Mr. Bray, and in August 2000, we entered into an Executive Severance Agreement with Mr. Bray. Under these agreements, they are entitled to certain severance benefits in the event of a change in control of Midcoast, and in conjunction with a termination of the officer. These severance benefits include payment of an amount equal to three times the officer's annual base salary and bonus and the continuation for 36 months of any life and healthcare related benefits under which the officer and/or the officer's family is covered as of the effective date of the change in control. The terms of these severance agreements are 18 months, but they are automatically extended an additional year unless the Board delivers written notice of termination three months prior to the end of the term.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of our Compensation Committee are Ted Collins, Jr., Richard N. Richards and Bruce Withers. No member of the Compensation Committee has ever served as one of our executive officers. We issued options to Messrs. Richards, Collins and Withers upon their reelection to the board in May 2000. See "Compensation of Directors."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth our information as of April 16, 2001, relating to the beneficial ownership of our common stock, by

    . any person known to us to own beneficially more than 5% of the outstanding shares of common stock,
    . each of our directors,
    . each of our executive officers, and
    . all of our current executive officers and directors as a group.

     Shares of common stock which were not outstanding but which could be acquired by a person upon exercise of an option within sixty days of April 16, 2001, are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by that person. These shares, however, are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.

                                                AMOUNT AND NATURE    PERCENTAGE OF
                                                  OF BENEFICIAL       OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER (1)          OWNERSHIP (2)          OWNED
---------------------------------------------   ------------------   -------------
Capital Guardian Trust Company (3)                      1,884,250             14.9
     11100 Santa Monica Blvd.
     Los Angeles, CA 90025

                                                AMOUNT AND NATURE    PERCENTAGE OF
                                                  OF BENEFICIAL       OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER (1)          OWNERSHIP (2)          OWNED
----------------------------------------        ------------------   -------------
Wellington Management Company, LLP (3)                    743,850              5.9
     75 State Street
     Boston, MA 02109

Fidelity Management & Research Company (3)                700,025              5.6
     82 Devonshire Street
     Boston, MA 02109

J. & W. Seligman & Co. (3)                                646,000              5.1
     100 Park Avenue
     New York, NY 10017

Dan C. Tutcher (4)(5)(6)                                  886,479              7.0
Ted Collins, Jr. (7) (8)                                  546,097              4.3
Curtis J. Dufour, III (9)                                 163,719              1.3
I. J. Berthelot, II (4)(5)(10)                             93,085               *
Richard A. Robert (4)(5)                                   68,803               *
Bill Bray (4)(5)                                           43,389               *
Duane S. Herbst (4)(5)                                     40,133               *
Bruce Withers (8)                                          36,875               *
Richard N. Richards (8)(11)                                26,652               *
All Directors and Executive (4)(5)(8)                   1,905,233             14.7
Officers as a group (9 persons)

---------------
 *   Denotes less than 1%.

(1) Unless otherwise noted, the address for all persons is 1100 Louisiana, Suite 2950, Houston, Texas 77002.
(2) Except as otherwise noted, shares beneficially owned by each person as of the record date were owned of record and each person had sole voting and investment power with respect to all shares beneficially held.
(3) Filed a Schedule 13G denoting beneficial ownership of the shares shown above as of December 31, 2000.
(4) The ownership shown in the table includes shares which may be acquired within 60 days on the exercise of options granted under the 1996 Incentive Stock Plan by each of the persons and group, as follows: Mr. Tutcher - 43,329 shares; Mr. Berthelot - 42,330 shares; Mr. Robert - 31,740 shares; Mr. Bray - 18,525; Mr. Herbst - 21,900 shares and the group - 157,824.
(5) The ownership shown in the table includes shares held through our 401(k) Plan as of December 31, 2000 by each of the persons and group, as follows:
     Mr. Tutcher - 6,034 shares; Mr. Berthelot - 4,409 shares; Mr. Robert - 3,524 shares; Mr. Bray - 2,594; Mr. Herbst - 2,699 shares and the group - 19,260; and includes shares held through our Employee Stock Purchase Plan as of December 31, 2000 by each of the persons and group, as follows: Mr. Berthelot - 983 shares; Mr. Robert - 2,019 shares; Mr. Herbst - 276 shares and the group - 3,278 shares.
(6) Includes 835,705 shares of Common Stock held by Magic Gas Corporation, an affiliate of Mr. Tutcher, 137 shares owned by Mr. Tutcher's daughter and 1,274 shares held as custodian for minor children.

(7) Includes 401,601 shares of Common Stock and 139,496 shares of Common Stock that may be acquired within 60 days on the exercise of warrants, both issued in connection with an acquisition to Cortez Natural Gas, Inc., an affiliate of Mr. Collins.
(8) The ownership shown in the table includes shares which may be acquired within 60 days on the exercise of options granted under the 1997 Non-Employee Director Stock Option Plan by each of the persons and group as follows: Mr. Withers - 36,875 shares; Mr. Richards - 23,125 shares, Mr. Collins - 5,000 and the group -65,000 shares.
(9) All shares were beneficially owned by Mr. Dufour and his wife and such shares were acquired in connection with the merger of Dufour Petroleum, Inc. and Flare L.L.C. into Midcoast.
(10) Includes 1,339 shares held as custodian for minor children.
(11) All shares were beneficially owned by Mr. Richards and his wife.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION.

     In February 1999, we completed the acquisition of Dufour Petroleum and Flare, L.L.C. Mr. Dufour was the principal owner of Dufour Petroleum and Flare, along with several other persons. As a result of the acquisition, Mr. Dufour, received $2,985,250 in cash and 163,719 shares of stock. In addition, we agreed to elect Mr. Dufour to the Board and to grant Mr. Dufour certain piggyback registration rights regarding the shares of stock he received as consideration in the merger. Under the terms of the agreement and plan of merger, all of the Dufour Petroleum and Flare partners received a total of $3,151,642 cash and 163,719 shares of Common Stock. We also repaid approximately $5.5 million in DPI/Flare indebtedness and agreed to pay up to $2.5 million in cash and stock based on the future performance of DPI and Flare. The consideration we paid was based on arms length negotiations among the parties. In addition, Mr. Dufour received total compensation from us of $139,920 in 2000. This included salary and bonus of $133,750 and matching contributions to our 401(k) plan of $6,170.

     Stevens G. Herbst, the father of Duane S. Herbst received total compensation from us of $95,646 in 2000. This included salary and bonus of $69,300, matching contributions to our 401(k) plan of $2,346 and payments under a non-compete agreement of $24,000. In addition, a corporation owned by Stevens Herbst and of which Duane Herbst is an officer, received $5,331 under a net revenue interest agreement in connection with a financing transaction in 1994.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized.

                              MIDCOAST ENERGY RESOURCES, INC.


                              By:   /S/ DAN C. TUTCHER
                                 --------------------------------------
                                    Dan C. Tutcher, President and Chief
                                    Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signatures                              Title                         Date

     /S/ DAN C. TUTCHER            Chairman of the Board, President         April 27, 2001
--------------------------------   and Chief Executive Officer
        Dan C. Tutcher

     /S/ I. J. BERTHELOT, II       Executive Vice President, Chief          April 27, 2001
--------------------------------   Operating Officer and Director
       I. J. Berthelot, II

     /S/ TED COLLINS, JR.          Director                                 April 27, 2001
--------------------------------
       Ted Collins, Jr.

     /S/ CURTIS J. DUFOUR III      Director                                 April 26, 2001
--------------------------------
       Curtis J. Dufour III

     /S/ RICHARD N. RICHARDS       Director                                 April 27, 2001
--------------------------------
       Richard N. Richards

     /S/ BRUCE WITHERS             Director                                 April 27, 2001
--------------------------------
       Bruce Withers

     /S/ RICHARD A. ROBERT         Treasurer, Principal Financial           April 26, 2001
--------------------------------   Officer and Principal Accounting
       Richard A. Robert           Officer
